Form 10-Q
period 2012-10-31
KWEST INVESTMENT INTERNATIONAL LTD.
filed 2012-12-24
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

Commission File Number 333-176350

KWEST INVESTMENT INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 204, 15615 102 Avenue, Edmonton, Alberta, Canada	T5P 4X7
(Address of principal executive offices)	(Zip Code)

780 756 1668
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] YES     [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
15,000,000 common shares issued and outstanding as of December 20, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six months ended October 31, 2012 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

KWest Investment International Ltd.
Net Income for the period ended
October 31, 2012
INTERIM CONSOLIDATED BALANCE SHEETS
As at October 31, 2012 and April 30, 2012
Unaudited - Stated in Canadian dollars

	October 31,	April 30,
	2012	2012
ASSETS

Current
Cash and cash equivalents	$2,845	$4,874
Due from related parties - Note 5	171,460	171,460
Income taxes receivable	2,789	2,789
Prepaid expense	2,500	2,500
	179,594	181,623

Due from related party - Note 5	821,333	821,333
Property, plant and equipment - Note 4	5,168	6,891
Land for development	100,000	100,000
Deferred tax asset	79,080	79,080

Total Assets	$1,185,175	$1,188,927

LIABILITIES

Current
Accounts payable and accrued liabilities	$173,399	$168,187
Due to related parties - Note 5	105,144	88,554
Deferred gain on sale - Note 5	308,000	308,000
	586,543	564,741

Long-term debt	570,370	570,370
Total Liabilities	1,156,913	1,135,111

STOCKHOLDERS' EQUITY

Capital Stock - Note 6
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each
Issued 15,000,000 common shares	1,500	1,500
Additional paid in capital	73,261	73,261
Deficit	(82,999)	(57,445)
	(8,238)	17,316
Equity attributable to noncontrolling interest	36,500	36,500
Total Stockholders' Equity	28,262	53,816

Total Liabilities and Stockholders' Equity	$1,185,175	$1,188,927

KWest Investment International Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended October 31, 2012 and 2011
Unaudited - Stated in Canadian Dollars

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011

Revenues
Management fee from related party	$-	$11,183	$-	$16,532
Recognized gain on property sale to related party	-	-	-	41,063

	-	11,183	-	57,595

Expenses
Administration fees	-	1,800	-	6,225
Commission fees	-	11,183	-	16,531
Consulting fees	-	9,850	-	36,850
Depreciation	861	862	1,723	1,723
Office and general	3,224	14,807	4,281	17,493
Professional fees	1,817	8,256	3,172	10,568
Rent	7,499	7,499	14,997	14,997

	(13,401)	(54,257)	(24,173)	(104,387)

Net loss before income taxes (recovered)	(13,401)	(43,074)	(24,173)	(46,792)

Income taxes (recovered)
Current	-	(1,548)	-	(5,205)
Deferred	-	-	-	3,136

	-	(1,548)	-	(2,069)

Net loss and comprehensive loss	(13,401)	(41,526)	(24,173)	(44,723)
Dividend attributable to noncontrolling interest	776	700	1,381	1,305

Net loss available to equity holders	$(14,177)	$(42,226)	$(25,554)	$(46,028)

Basic and diluted loss per share	$(0.001)	$(0.003)	$(0.002)	$(0.003)

Weighted average number of shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

KWest Investment International Ltd.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period ended April 30, 2012 and October 31, 2012
Unaudited - Stated in Canadian dollars

					Equity (deficit)	Equity
			Additional	Retained	attributable to	attributable to	Total
	Common Stock		Paid in	Earnings	KWest	noncontrolling	Shareholders'
	Shares	Amount	Capital	(Deficit)	shareholders	interest	Equity
Balance, May 1, 2011	15,000,000	$1,500	$73,261	$20,462	$95,223	$28,000	$123,223

October 7, 2011, issuance of 68,000 preferred shares at $0.125/share	-	-	-	-	-	8,500	8,500

Net loss for the period ended April 30, 2012	-	-	-	(75,085)	(75,085)	-	(75,085)

Dividends on preference shares	-	-	-	(2,822)	(2,822)	-	(2,822)

Balance, April 30, 2012	15,000,000	1,500	73,261	(57,445)	17,316	36,500	53,816

Net loss for the period ended October 31, 2012	-	-	-	(24,173)	(24,173)	-	(24,173)

Dividends on preference shares	-	-	-	(1,381)	(1,381)	-	(1,381)

Balance, October 31, 2012	15,000,000	$1,500	$73,261	$(82,999)	$(8,238)	$36,500	$28,262

KWest Investment International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2012 and 2011
Unaudited - Stated in Canadian dollars

	6 months ended	6 months ended
	October 31,	October 31,
	2012	2011

Operating activities
Net loss for period	$(24,173)	$(44,723)
Items not requiring outlay of cash
Deferred tax expense	-	3,136
Depreciation	1,723	1,723
Changes in non-cash working capital balances
Accounts payable	5,212	6,796
Income taxes payable	-	(48,070)
Due to (from) related parties	16,590	83,196
Deferred gain on sale of land to related parties	-	(41,062)

Net cash provided by (used in) operating activities	(648)	(39,004)

Investing activities
Due from related parties - long term	-	64,000

Net cash proved by investing activities	-	64,000

Financing activities
Preferred share issuance	-	8,500
Preferred share dividend to noncontrolling interest	(1,381)	(1,305)
Due to related parties - long term	-	(44,445)

Net cash proved by financing activities	(1,381)	(37,250)

Increase (decrease) in cash and cash equivalents during the period	(2,029)	(12,254)
Cash and cash equivalents, beginning of the period	4,874	26,446

Cash and cash equivalents, end of the period	$2,845	$14,192

Supplemental information
Interest paid	$-	$-
Income taxes paid (recovered)	$-	$(5,205)

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

KWest Investment International Ltd. (“KWest” or the “Corporation”) was incorporated in the state of Nevada, United States on December 8, 2009. On June 7, 2010, KWest acquired KWest Investments & Development Inc. of Edmonton, Alberta, Canada as its wholly owned subsidiary. KWest Investments & Development Inc. (“KWest Alberta”) was incorporated on September 29, 2008 with its head office located in Edmonton, Alberta, Canada and is specialized in real estate syndication.

The Corporation issued 9,555,000 shares of common stock in exchange for 100% of the outstanding common shares of KWest Alberta. Although the Corporation was the legal acquirer, the transaction was accounted for as a recapitalization of KWest Alberta in the form of a reverse merger, whereby KWest Alberta becomes the accounting acquirer and was deemed to have retroactively adopted the capital structure of the Corporation. Accordingly, the accompanying consolidated financial statements reflect the historical consolidated financial statements of KWest Alberta for all periods presented, and do not include the historical financial statements of the Corporation. All costs associated with the reverse merger transaction were expensed as incurred.

NOTE 2 – INTERIM REPORTING

While the information presented in the accompanying interim three and six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Corporation’s April 30, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Corporation’s April 30, 2012 annual consolidated financial statements. Operating results for the six months ended October 31, 2012 are not necessarily indicative of the results that can be expected for the year ended April 30, 2013.

The consolidated financial statements, which include the Corporation and its subsidiary, Golden KWest Investments & Development Inc. are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of the assets, liabilities, and net income or loss of its wholly-owned subsidiary.

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended April 30, 2012.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Functional Currency

The Corporation’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Revenue Recognition and Deferred Revenue

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for the gain on sale of land which occurred between related parties, the Corporation followed the following US GAAP policy - When the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and collects the funds for that sale.

Fair Value Measurements

The Corporation follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Corporation defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Corporation considers the principal or most advantageous market in which the Corporation would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Corporation has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Corporation has not elected the fair value option for any eligible financial instruments.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

Fair Value

The fair value of financial instruments consisting of cash and cash equivalents, accrued liabilities to related party and notes payable to related party were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Corporation is not exposed to significant interest or credit risks arising from these financial instruments.

Risks

Financial instruments that potentially subject the Corporation to credit risk consist principally of cash. Management does not believe the Corporation is exposed to significant credit risk. Management, as well, does not believe the Corporation is exposed to significant interest rate risks during the period presented in these financial statements.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or
ii)	the Corporation’s commitment to a plan of action based on the then known facts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Corporation accounts for derivative instruments according to FASB ASC topic 815 Derivative and Hedging. This standard establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and also for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of:

(i)	the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii)	the earnings effect of the hedged forecasted transaction.

For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Corporation has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

During the period ended October 31, 2012, the Corporation does not possess a derivative instrument, which the Corporation accounts for under this FASB ASC topic.

Net Income per Common Share

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

  Furniture and computer equipment – 60 month straight line
  Leasehold improvements - 21 month straight line

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended October 31, 2012.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Corporation follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Deferred Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Comprehensive Income (Loss)

The Corporation adopted FASBASC”)Topic 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Corporation’s other comprehensive income represents foreign currency translation adjustments.

Recent Accounting Pronouncements

The Corporation adopts new pronouncements relating to generally accepted accounting principles applicable to the Corporation as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 4 – EQUIPMENT

			October 31, 2012
		Accumulated
	Cost	Depreciation	Net
Furniture and computers	$17,227	$12,059	$5,168
Leasehold improvements	15,506	15,506	-
	$32,733	$27,565	$5,168

			April 30, 2012
Furniture and computers		Accumulated
Leasehold improvement	Cost	Depreciation	Net
	$17,227	$10,336	$6,891
Furniture and computers	15,506	15,506	-
Leasehold improvement	$32,733	$25,842	$6,891

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended October 31, 2012:

		October 31, 2012		April 30, 2012
	Current	Non-Current	Current	Non-Current
Due from related party	$171,460	$821,333	$171,460	$821,333
Due to related party	$105,144	-	$88,554	-

Current advances from (to) related parties represent advances from (to) a shareholder, advances from a corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

In addition, the Corporation had the following related party transactions:

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011

Management fee income (1)	$-	$11,183	$-	$16,532
Commission expenses (2)	$-	$11,183	$-	$14,035
Consulting expenses (2)	$-	$9.000	$-	$36,000

1.	Management income from Kimura Lake Estate Inc., a company owned by shareholders.
2.	Expenses were paid to two companies owned by the president and an affiliate of the Corporation, respectively.

The transactions were measured at the exchange amount, which is the amount agreed upon by the related parties.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012
(UNAUDITED)

Stated in Canadian dollars

NOTE 6 - CAPITAL STOCK

On April 28, 2010, the Corporation issued 5,445,000 common shares of the Corporation for gross proceed of $92,817 by way of private placement.

On June 7, 2010, the Corporation issued 9,555,000 common shares of the Corporation in exchange for 100% of the outstanding common shares of KWest Investments & Development Inc. As described in Note 3, the transaction was accounted for as a reverse merger and a retroactive recapitalization.

As at October 31, 2012, there were no warrants or options outstanding.

NOTE 7 – PREFERRED SHARES

On January 13, 2011, the Corporation’s subsidiary, KWest Investments and Development Inc., closed a private placement of 160,000 preferred shares at $0.125 per share for a gross proceed of $20,000.

During February, 2011, the Corporation’s subsidiary, KWest Investments and Development Inc., closed a private placement of 80,000 preferred shares at $0.125 per share for a gross proceed of $10,000.

During the quarter ended January 31, 2012, the Corporation’s subsidiary, KWest Investments and Development Inc., closed a private placement of 68,000 preferred shares at $0.125 per share for a gross proceed of $8,500.

These shares all bear a cumulative dividend of 8% per annum and are redeemable at the option of the Corporation on or before the second year anniversary from the date of closing.

NOTE 8 – COMMITMENT

The Corporation entered into an agreement to lease office space that expires September 1, 2013. The monthly commitment is $2,499.43 ($29,993 per year.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (CDN$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean KWest Investment International Ltd. and our wholly-owned subsidiary, KWest Investments & Development Inc., an Alberta, Canada corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have a wholly-owned subsidiary, KWest Investments & Development Inc., incorporated under the laws of Alberta (“KWest Alberta”). Our principal executive offices are located at Suite 204, 15615 102 Avenue, Edmonton, Alberta, T5P 4X7. Our telephone number is 780.756.1668. Our fiscal year end is April 30.

Our Current Business

On June 7, 2010 we entered into a share exchange agreement with KWest Alberta and all of its shareholders whereby we acquired KWest Alberta and its 10% ownership in the Sturgeon County Property for 9,555,000 shares of our common stock.

We specialize in land banking, real estate syndication and management. We sold 90% ownership of our first parcel land, 75 acres located in Sturgeon County, Alberta, to Kimura Lake Estate Inc. We maintain 10% ownership and manage this 75 acre parcel of land for Kimura Lake Estate. The land is located in Sturgeon County, Alberta, about 2 miles east of Redwater, Alberta and 3¾ miles north of the Alberta Industrial Heartland which is targeted to be the future site for oil sand upgraders in Alberta.

As a management company, we assist Kimura Lake Estate in syndicating the land through our sales team by splitting the full parcel into separate half acre (one unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to land investors. Our 10% interest provides us with 15 units of undivided interest not for syndication and Kimura Lake Estate has 135 units (90%) of undivided interest to syndicate. After the land is syndicated, we work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land.

We generate revenue through management fees derived from managing syndicated land as well as the sale of subdivided land parcels. We bought the Sturgeon County Property from a company which has management in common with our company. We consequently sold the Sturgeon County Property to another company with shared management.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2012, which are included herein.

Our operating results for the three and six months ended October 31, 2012 and 2011 are summarized as follows:

		Three Months Ended			Six Months Ended
		October 31,			October 31,
		2012	2011		2012	2011
Revenue	$	Nil	$11,183	$	Nil	$57,595
Administration fees	$	Nil	$1,800	$	Nil	$6,225
Commission fees	$	Nil	$11,183	$	Nil	$16,531
Consulting fees	$	Nil	$9,850	$	Nil	$36,850
Depreciation		$861	$862		$1,723	$1,723
Office and general		$3,224	$14,807		$4,281	$17,493
Professional fees		$1,817	$8,256		$3,172	$10,568
Rent		$7,499	$7,499		$14,997	$14,997
Income taxes (recovered)	$	Nil	$(1,548)	$	Nil	$(2,069)
Net Income (Loss)		$(13,401)	$(41,526)		$(24,173)	$(44,723)

For the three months ended October 31, 2012, our net loss decreased by $28,125 as compared to the three months ended October 31, 2011. For the six months ended October 31, 2012, our net loss decreased by $20,550 as compared to the six months ended October 31, 2011. Our income decreased primarily due to decreases in administration fees, commission fees, consulting fees, depreciation, office and general and professional fees.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2012	2012
Current Assets	$179,594	$181,623
Current Liabilities	$586,543	$564,741
Working Capital (Deficit)	$(406,949)	$(383,118)

Our total current assets as of October 31, 2012 were $179,594 as compared to total current assets of $181,623 as of April 30, 2012. The decrease was primarily due to a decrease in cash and cash equivalents. Our total current liabilities as of October 31, 2012 were $586,543 as compared to total current liabilities of $564,741 as of April 30, 2012. The increase in current liabilities was attributed to increases in accounts payable and accrued liabilities and amounts due to related parties.

Cash Flows

		Six Months Ended
		October 31,
		2012	2011
Net Cash Provided by (Used in) Operating Activities		$(648)	$(39,004)
Net Cash Provided by (Used in) Investing Activities	$	Nil	$64,000
Net Cash Provided by (Used in) Financing Activities		$(1,381)	$(37,250)
Increase (Decrease) in Cash and Cash Equivalents During the Period		$(2,029)	$(12,254)

Operating Activities

Cash used in operating activities decreased from $39,004 to $648 which was primarily due to decreases in net loss, deferred tax expense, accounts payable and amounts due to related parties.

Investing Activities

We did not have any investing activities during the six months ended October 31, 2012 and 2011.

Financing Activities

The decrease in cash provided by financing activities during the six month period ended October 31, 2012 is primarily a result of decreases in preferred share issuances and long term amounts due to related parties.

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$75,000
Land acquisition expenses	12 months	$10,000
Investor relations and capital raising	12 months	$20,000
Management and operating costs	12 months	$60,000
Salaries and consulting fees	12 months	$100,000
Fixed asset purchases	12 months	$5,000
General and administrative expenses	12 months	$60,000
Total		$330,000

We plan on using a portion of the funds above, namely the land acquisition expenses and salaries, to hire more sales staff as well as consultants who will help us to target more land parcels and increase the sales in our existing Sturgeon County property.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $330,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency

Our company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Revenue Recognition and Deferred Revenue

Our company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for the gain on sale of land which occurred between related parties, our company followed the following US GAAP policy -

When the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and collects the funds for that sale.

Fair Value Measurements

Our company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. Our company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, our company considers the principal or most advantageous market in which our company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Our company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. Our company has not elected the fair value option for any eligible financial instruments.

Financial Instruments

Fair Value - The fair value of financial instruments consisting of cash and cash equivalents, accrued liabilities to related party and notes payable to related party were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest or credit risks arising from these financial instruments.

Risks - Financial instruments that potentially subject our company to credit risk consist principally of cash. Management does not believe our company is exposed to significant credit risk. Management, as well, does not believe our company is exposed to significant interest rate risks during the period presented in these financial statements.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or
ii)	our company’s commitment to a plan of action based on the then known facts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Derivative Instruments

Our company accounts for derivative instruments according to FASB ASC topic 815 Derivative and Hedging. This standard establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and also for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of:

(iii)	the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(iv)	the earnings effect of the hedged forecasted transaction.

For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Our company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

During the period ended October 31, 2012, our company does not possess a derivative instrument, which our company accounts for under this FASB ASC topic.

Net Income per Common Share

FASB ASC 260 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Diluted net income (loss) per share on the potential exercise of the equity-based financial instruments is not presented where anti-dilutive. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

  Furniture and computer equipment – 60 month straight line

  Leasehold improvements - 21 month straight line

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended October 31, 2012.

Income Taxes

Our company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Deferred Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Comprehensive Income (Loss)

Our company adopted FASBASC”) Topic 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, our company’s other comprehensive income represents foreign currency translation adjustments.

Recent Accounting Pronouncements

Our company adopts new pronouncements relating to generally accepted accounting principles applicable to our company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1	Share Exchange Agreement with KWest Investments & Development Inc., dated June 7, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

(3)	(i) Articles of incorporation, (ii) Bylaws

3.1	Articles of Incorporation of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

3.3	Bylaws of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on December 13, 2011)

(4)	Instruments defining the rights of security holders, including indentures

4.1	Instrument Defining the Right of Holders – Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

(10)	Material contracts

10.1	Land Purchase Agreement dated June 10, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

10.2	Land Sale Agreement dated June 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

(21)	List of Subsidiaries

21.1	KWest Investments & Development Inc., an Alberta, Canada company – Wholly owned.

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWEST INVESTMENT INTERNATIONAL LTD.
(Registrant)

Dated: December 21, 2012	/s/ Stolfin Wong
Stolfin Wong
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)