Form 10-Q
period 2013-01-31
KWEST INVESTMENT INTERNATIONAL LTD.
filed 2013-03-18
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________

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
[X] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] YES [   ] NO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,000,000 common shares issued and outstanding as of March 8, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2013 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

KWest Investment International Ltd.
January 31, 2013
INTERIM CONSOLIDATED BALANCE SHEETS
As at Jan 31, 2013 and April 30, 2012
Unaudited - Stated in Canadian dollars

	January 31, 2013	April 30, 2012
ASSETS

Current
Cash and cash equivalents	$3,282	$4,874
Due from related parties - Note 5	171,460	171,460
Income taxes receivable	2,789	2,789
Prepaid expense	2,500	2,500
	180,031	181,623

Due from related party - Note 5	821,333	821,333
Property, plant and equipment - Note 4	4,306	6,891
Land for development	100,000	100,000
Deferred tax asset	77,000	79,080

Total Assets	$1,182,670	$1,188,927

LIABILITIES

Current
Accounts payable and accrued liabilities	$170,317	$168,189
Due to related parties – Note 5	122,644	88,554
Deferred gain on sale - Note 5	308,000	308,000
	600,961	564,743

Long-term debt	570,370	570,370
Total Liabilities	1,171,331	1,135,113

STOCKHOLDERS' EQUITY

Capital Stock
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each
Issued 15,000,000 common shares	1,500	1,500
Additional paid in capital	73,261	73,261
Accumulated retained earnings	(99,922)	(57,447)
	(25,161)	17,314
Equity attributable to noncontrolling interest	36,500	36,500
Total Stockholders' Equity	11,339	53,814

Total Liabilities and Stockholders' Equity	$1,182,670	$1,188,927

KWest Investment International Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended January 31, 2013 and 2012
Unaudited - Stated in Canadian dollars

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012

Revenues
Management fee from related party	$-	$-	$-	$16,532
Recognized gain on property sale to related party	-	-	-	41,063

	-	-	-	57,595

Expenses
Administration fees	-	900	-	7,125
Commission fees	-	1,632	-	18,164
Consulting fees	-	-	-	36,850
Depreciation	862	861	2,585	2,584
Office and general	2,276	4,313	6,557	21,805
Professional fees	3,429	2,864	6,601	13,432
Rent	7,498	7,498	22,495	22,495

	(14,065)	(18,068)	(38,238)	(122,455)

Net income (loss)	(14,065)	(18,068)	(38,238)	(64,860)

Current	-	(2,700)	-	(7,905)
Deferred	2,080		2,080	3,136

	(2,080)	2,700	(2,080)	4,769

Net income (loss) and comprehensive income (loss)	(16,145)	(15,368)	(40,318)	(60,091)
Dividend attributable to noncontrolling interest	(766)	(751)	(2,157)	(2,056)

Net income (loss) available to equity holders	$(16,911)	$(16,119)	$(42,475)	$(62,147)

Basic and diluted income (loss) per share	$(0.001)	$(0.001)	$(0.003)	$(0.004)

Weighted average number of shares outstanding	15,000,000	15,000,000	15,000,000	15,000,000

KWest Investment International Ltd.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period ended April 30, 2012 and January 31, 2013
Unaudited - Stated in Canadian dollars

	Common Stock				Equity	Equity
			Additional		attributable to	attributable to	Total
			Paid in	Retained	KWest	noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	shareholders	interest	Equity

Balance, May 1, 2011	15,000,000	$1,500	$73,261	$20,460	$95,221	$28,000	$123,221

October 7, 2011, issuance of 68,000 preferred shares at $0.125/share	-	-	-		-	8,500	8,500

Net Income for the period ended April 30, 2012	-	-	-	(75,085)	(75,085)	-	(75,085)

Dividends on preference shares	-	-	-	(2,822)	(2,822)	-	(2,822)

Balance, April 30, 2012	15,000,000	$1,500	$73,261	$(57,447)	$17,314	$36,500	$53,814

Net Income for the period ended January 31, 2013	-	-	-	(40,318)	(40,318)	-	(40,318)

Dividends on preference shares	-	-	-	(2,157)	(2,157)	-	(2,157)

Balance, January 31, 2013	15,000,000	$1,500	$73,261	$(99,922)	$(25,161)	$36,500	$11,339

KWest Investment International Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2013 and 2012
Unaudited - Stated in Canadian dollars

	9 months	9 months
	ended	ended
	January 31,	January 31,
	2013	2012

Operating activities
Net income (loss) for period	$(40,318)	$(60,091)
Item not requiring outlay of cash
Deferred tax expense	-	-
Depreciation	2,585	2,584
Changes in non-cash working capital balances
Accounts payable	2,130	(8,268)
Income taxes payable	-	(68,686)
Deferred taxes	2,080	3,136
Due to (from) related parties	34,090	127,983
Deferred gain on sale of land to related parties	-	(41,062)

Net cash provided by (used in) operating activities	567	(44,404)

Investing activities
Due from related parties - long term	-	64,000

Net cash proved by financing activities	-	64,000

Financing activities
Preferred share issuance	-	8,500
Preferred share dividend to noncontrolling interest	(2,157)	(2,056)
Due to related parties - long term	-	(44,445)

Net cash proved by financing activities	(2,157)	(38,001)

Increase (decrease) in cash and cash equivalents during the period	(1,590)	(18,405)
Cash and cash equivalents, beginning of the period	4,874	26,446

Cash and cash equivalents, end of the period	$3,282	$8,041

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
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

NOTE 2 – INTERIM REPORTING

While the information presented in the accompanying interim three and nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Corporation’s April 30, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Corporation’s April 30, 2012 annual consolidated financial statements. Operating results for the nine months ended January 31, 2013 are not necessarily indicative of the results that can be expected for the year ended April 30, 2013.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended April 30, 2012.

Functional Currency

The Corporation’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Revenue Recognition and Deferred Revenue

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for the purchase and gain on sale of land which occurred between related parties, the Corporation followed the following US GAAP policies -

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

Stated in Canadian dollars

The carrying value of the asset purchased from a related party was recorded at the transferor’s carrying value. No step up in value was recorded. The difference between the contracted price and the transferor’s carrying value was been recorded as a charge to equity and noted as ‘Excess of cost over fair value of assets received”

When the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and collects the funds for that sale.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

Stated in Canadian dollars

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the period ended January 31, 2013, the Corporation does not possess a derivative instrument, which the Corporation accounts for under this FASB ASC topic.

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

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

Stated in Canadian dollars

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

  Furniture and computer equipment – 60 month straight line
  Leasehold improvements - 21 month straight line

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended January 31, 2013.

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

Comprehensive Income (Loss)

The Corporation adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the Corporation’s other comprehensive income represents foreign currency translation adjustments.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
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

NOTE 4 – EQUIPMENT

	January 31, 2013
		Accumulated
	Cost	Depreciation	Net
Furniture and computers	$17,227	$12,921	$4,306
Leasehold improvements	15,506	15,506	-
	$32,733	$28,427	$4,306

	April 30, 2013
Furniture and computers		Accumulated
Leasehold improvement	Cost	Depreciation	Net
	$17,227	$10,336	$6,891
Furniture and computers	15,506	15,506	-
Leasehold improvement	$32,733	$25,842	$6,891

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended January 31, 2013:

	January 31, 2013		April 30, 2012
	Current	Non-Current	Current	Non-Current
Due from related party	$171,460	$821,333	$171,460	$821,333
Due to related party	$122,644	-	$88,554	-

Current advances from (to) related parties represent advances from (to) a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

KWEST INVESTMENT INTERNATIONAL LTD.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
(UNAUDITED)

Stated in Canadian dollars

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

In addition, the Corporation had the following related party transactions:

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012

Management fee income (1)	$-	$-	$-	$16,532
Commission expenses (2)	$-	$-	$-	$14,035
Consulting expenses (2)	$-	$-	$-	$36,000

1.	Management income from Kimura Lake Estate Inc., a company owned by shareholders.
2.	Expenses were paid to two companies owned by the president and an affiliate of the Corporation, respectively.

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

As at January 31, 2013, there were no warrants or options outstanding.

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

These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Corporation on or before the second year anniversary from the date of closing.

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

Our consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Our Current Business

On June 7, 2010 we entered into a share exchange agreement with KWest Alberta and all of its shareholders whereby we acquired KWest Alberta and its 10% ownership in the Sturgeon County Property in Alberta for 9,555,000 shares of our common stock.

We specialize in land banking, real estate syndication and management. We sold a 90% ownership of our first parcel of land, consisting of 75 acres located in Sturgeon County, Alberta, to Kimura Lake Estate Inc. We maintain a 10% ownership and manage this 75 acre parcel of land for Kimura Lake Estate. The land is located in Sturgeon County, Alberta, about 2 miles east of Redwater, Alberta and 3¾ miles north of the Alberta Industrial Heartland which is targeted to be the future site for oil sand upgraders in Alberta.

As a management company, we assist Kimura Lake Estate in syndicating the land through our sales team by splitting the full parcel into separate half acre (1 unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to land investors. Our 10% interest provides us with 15 units of undivided interest not for syndication and Kimura Lake Estate has 135 units (90%) of undivided interest to syndicate. After land is syndicated, we work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land.

We generate revenue through management fees derived from managing syndicated land as well as the sale of subdivided land parcels. We purchased the Sturgeon County Property from a company which has management in common with our company. We consequently sold the Sturgeon County Property to another company with shared management.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended January 31, 2013, which are included herein.

Our operating results for the three and nine months ended January 31, 2013 and 2012 are summarized as follows:

		Three Months Ended				Nine Months Ended
		January 31,				January 31,
		2013		2012		2013	2012
Revenue	$	Nil	$	Nil	$	Nil	$57,595
Administration fees	$	Nil		$900	$	Nil	$7,125
Commission fees	$	Nil		$1,632	$	Nil	$18,164
Consulting fees	$	Nil	$	Nil	$	Nil	$36,850
Depreciation		$862		$861		$2,585	$2,584
Office and general		$2,276		$4,313		$6,557	$21,805
Professional fees		$3,499		$2,864		$6,601	$13,432
Rent		$7,498		$7,498		$22,495	$22,495
Net Income (Loss)		$(14,675)		$(18,068)		$(38,238)	$(122,455)

For the three months ended January 31, 2013, our net loss decreased by $10,570 as compared to the three months ended January 31, 2012. Our expenses decreased primarily due to a decrease in administration fees, commissions and office and general expenses.

For the nine months ended January 31, 2013, our net loss decreased by $84,217 as compared to the nine months ended January 31, 2012. Our expenses decreased primarily due to decreases in administration fees, commissions, consulting fees, office and general expenses and professional fees.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2013	2012
Current Assets	$180,031	$181,623
Current Liabilities	$600,961	$564,741
Working Capital (Deficit)	$(420,930)	$(383,118)

Our total current assets as of January 31, 2013 were $180,031 as compared to total current assets of $181,623 as of April 30, 2012. The decrease was primarily due to a decrease in cash and cash equivalents. Our total current liabilities as of January 31, 2013 were $600,961 as compared to total current liabilities of $564,741 as of April 30, 2012. The increase in current liabilities was attributed to increases in accounts payable and accrued liabilities and amounts due to related parties.

Cash Flows

		Nine Months Ended
		January 31,
		2013	2012
Net Cash Provided by (Used in) Operating Activities		$567	$(44,404)
Net Cash Provided by (Used in) Investing Activities	$	Nil	$64,000
Net Cash Provided by (Used in) Financing Activities		$(2,157)	$(38,001)
Increase (Decrease) in Cash and Cash Equivalents During the Period		$(1,590)	$(18,405)

Operating Activities

Cash used in operating activities decreased from $44,404 to $567 which was primarily due to decreases in deferred taxes and amounts due to related parties.

Investing Activities

We did not have any investing activities during the nine months ended January 31, 2013 compared with $64,000 provided by investing activities during the nine months ended January 31, 2012.

Financing Activities

The decrease in cash provided by financing activities during the nine month period ended January 31, 2013 is primarily a result of decreases in preferred share issuances and amounts due to related parties – long term.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$30,000
Management and operating costs	12 months	$30,000
Salaries and consulting fees	12 months	$10,000
General and administrative expenses	12 months	$15,000
Total		$85,000

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

If we are not able to raise the full $85,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Functional Currency

Our company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Revenue Recognition and Deferred Revenue

Our company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for the purchase and gain on sale of land which occurred between related parties, our company followed the following US GAAP policies -

The carrying value of the asset purchased from a related party was recorded at the transferor’s carrying value. No step up in value was recorded. The difference between the contracted price and the transferor’s carrying value was been recorded as a charge to equity and noted as ‘Excess of cost over fair value of assets received”

When the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and collects the funds for that sale.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

iii)	completion of a feasibility study; or
iv)	our company’s commitment to a plan of action based on the then known facts.

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

During the period ended January 31, 2013, our company does not possess a derivative instrument, which our company accounts for under this FASB ASC topic.

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

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended January 31, 2013.

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

Comprehensive Income (Loss)

Our company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, our company’s other comprehensive income represents foreign currency translation adjustments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 28, 2012, Stolfin Wong resigned as secretary of our company. Mr. Wong’s resignation as secretary was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise. Stolfin Wong remains as our president, chief executive officer, chief financial officer and treasurer and as a member of our board of directors. Subsequently, on February 28, 2012, we appointed Eric Lo as secretary of our company. Mr. Lo is also a member of our board of directors.

Item 6. Exhibits

Exhibit	Description
Number
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with KWest Investments & Development Inc., dated June 7, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.3	Bylaws of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on December 13, 2011)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(10)	Material contracts
10.1	Land Purchase Agreement dated June 10, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.2	Land Sale Agreement dated June 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(21)	List of Subsidiaries
21.1	KWest Investments & Development Inc., an Alberta, Canada company – Wholly owned.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

KWEST INVESTMENT INTERNATIONAL LTD.
(Registrant)

Dated: March 18, 2013	/s/ Stolfin Wong
Stolfin Wong
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)