Form 10-K
period 2013-04-30
KWEST INVESTMENT INTERNATIONAL LTD.
filed 2013-07-31
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-176350

KWEST INVESTMENT INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 204, 15615 102 Avenue, Edmonton, Alberta, Canada	T5P 4X7
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 780 756 1668

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [     ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [     ]  No [ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [ x ]  No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ x ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [     ]  No [ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
15,000,000 common shares as of July 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (CDN$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean KWest Investment International Ltd. and our wholly-owned subsidiary, KWest Investments & Development Inc., an Alberta, Canada corporation, unless otherwise indicated.

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

Our Current Business

From our inception on December 8, 2009 to June 7, 2010 we engaged in administrative activities, preparation of our business plan and raising capital. On June 7, 2010 we entered into a share exchange agreement with KWest Alberta and all of its shareholders whereby we acquired KWest Alberta and its 10% ownership in the Sturgeon County Property for 9,555,000 shares of our common stock.

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

Subsequent Events

On July 22, 2013, we announced that we have entered into a letter of intent dated July 19, 2013 to acquire Fuhuiyuan International Group (Holdings) Limited, a company formed and subsisting pursuant to the laws of the British Virgin Islands (the “Acquisition”). The letter of intent contemplates that, in exchange for all the outstanding shares of common stock of Fuhuiyuan International, we will issue to Fuhuiyuan International’s shareholders an aggregate of 7,500,000 shares of our common stock. Fuhuiyuan International is a newly formed trading company and it has recently entered into an agency agreement with Qingdao Fuhuiyuan Investment Co. Ltd. in which Qingdao Fuhuiyuan has appointed Fuhuiyuan International to act as its international agent to sell Qingdao Fuhuiyuan’s products, including Yingcuicaoben cosmetics, Fuyuan jewelry, and dancing dresses, bags and shoes. Fuhuiyuan International will collect payments made by overseas customers on behalf of Qingdao Fuhuiyuan and will oversee all related activities and expenditures. In addition, Fuhuiyuan International will handle all affairs relating to overseas transportation, customs declaration, customs clearance and payment of taxes.

Competition

For the past decade, the Alberta land syndication market has been dominated by two major competitors: Walton International and S&D International Group Inc. However, both of these organizations have shifted their operations from the land syndication model to development. There are currently no companies which we are aware of which engage in the land syndication business in Alberta at this time. However, there can be no assurance that companies will not begin engaging in this business in Alberta, and as we attempt to expand our operations we will certainly be competing with other business ranging from large multinational corporations to small start-up business such as ourselves.

Many of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

  Ensure that investments in our projects are affordable;
  That we only invest in properties in price locations;
  That our investment strategy is simple to understand; and
  That we provide outstanding customer service and rigid integrity in our business dealings.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we have the required management expertise in sourcing properties with good development potential and affordable price.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Research and Development

We did not incur any research and development expenses during the years ended April 30, 2013 and 2012.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Business

We do not expect positive cash flow from operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

We will depend almost exclusively on outside capital to pay for the continued property acquisitions. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged the acquisition and syndication of interests in real estate. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to subdivide, develop and sell our property interests, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our operations, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have only generated revenue from related parties. If we are unable to generate revenue from non-related parties, we will not be able to achieve long term profitability.

We generate revenue through management fees derived from managing syndicated land as well as the sale of subdivided land parcels. During the year ended April 30, 2013, we generated $160,000 in total revenue and a net income of $91,719. We derived all revenues to date from related parties and owe significant amounts to related parties. We bought the Sturgeon County Property from a company which has management in common with our company. We consequently sold the Sturgeon County Property to another company with shared management. We have not generated any other revenue and no revenue from non-related parties. Because our transactions are with related parties, they are not arm’s length transactions and the prices may not reflect the actual fair market value of the property or properties. If we are unable to generate revenue from non-related parties, or we are not paying or receiving fair market value for our properties, we will not be able to achieve long term profitability.

KWest Alberta, our subsidiary, charges Kimura Lake Estate Inc. a monthly management fee for managing the Sturgeon County Property. The commission expenses are charged to Kimura Lake and payable to KWest Alberta’s sales persons who sold the units of undivided interest to investors. KWest Alberta pays consultant fees to Stolfin Wong for managing the office and to Tony Wong, a director of KWest Alberta for looking after the sales and marketing department. Our directors, Stolfin Wong and Eric Lo are also directors and officers of Kimura Lake, as well as 0829436 BC Ltd., from which we initially acquired the Sturgeon Lake Property.

Building moratoriums and changes in governmental regulations may subject us to decrease in value or prohibition of development on our properties.

We may be subject to delays or may be precluded from developing in certain communities because of building moratoriums or changes in statutes or rules that could be imposed in the future. The Province of Alberta has in the past and may in the future continue to declare moratoriums on the issuance of building permits and impose restrictions in areas where the infrastructure, such as roads, schools, parks, water and sewage treatment facilities and other public facilities, does not reach minimum standards. As a consequence, we may incur significant expenses in connection with complying with new regulatory requirements that we may not be able to pass on to purchasers.

We engage in real estate activities which are speculative and involve a high degree of risk.

The real estate industry is highly cyclical by nature. The current market is experiencing a significant decline, and future market conditions are uncertain. There are many factors which affect the real estate industry, and many of these factors are beyond our control, including:

  overbuilding or decreases in demand to acquire land;
  the availability and cost of financing;
  unfavorable interest rates and increases in inflation;
  changes in national, regional and local economic conditions;
  cost overruns, inclement weather, and labor and material shortages;
  the impact of present or future environmental legislation, zoning laws and other regulations;
  availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and
  increases in real estate taxes, insurance and other local government fees.

The real estate market has experienced a significant downturn, and the duration and ultimate severity of the downturn is uncertain. A continued deterioration of economic conditions will adversely affect our operating results and financial condition.

The downturn in the real estate market, though not as severe in Canada as in the US, will still have an impact on our operations. This downturn, which resulted from a decline in consumer confidence, decline in real estate prices and an oversupply of real estate available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss and a decline in the securities and credit markets. The government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and improving conditions in the real estate markets has only recently begun and there is no indication yet whether these measures have or will effectively stabilize prices and real estate values or restore consumer confidence and increase demand in the real estate markets.

As a result of this downturn, and specifically the adverse impact that the combination of the lower demand and higher inventories has had on the amount of land that we are able to develop and sell and the prices at which we are able to sell the land, our operating results and financial condition have been adversely affected. We cannot predict the duration or ultimate severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.

Because real estate investments are illiquid, the downturn in the real estate market and in the economy in general has had, and may continue to have, an adverse impact on our business and cash flow.

Real estate investments are generally illiquid. Like other companies that invest in real estate, we have a limited ability to vary our portfolio of real estate investments in response to changes in economic and other conditions. In addition, as a result of the sustained downturn in the real estate market, and in the economy in general, the estimated market value of our real estate properties has decreased and may continue to decrease in the future. Moreover, we may not be able to timely dispose of properties when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. As a result, we are susceptible to the risks associated with further declines in real estate values, including the risk that we may be required to record additional impairment write-downs with respect to our real estate inventory in the future if the current real estate environment does not improve or if the market value of our real estate properties otherwise continues to decline.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, the value of your investment in us will fluctuate with the performance of the specific properties we acquire.

If we are unable to raise substantial funding, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. If we only are able to make a few investments, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition could be adversely affected.

Delays in acquisitions of properties may have an adverse effect on your investment.

There may be a substantial period of time before the proceeds of this offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares for significant amount of services or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 100,000,000 shares of common stock with a par value of $0.0001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our directors and officers are residents of countries other than the United States and investors may have difficulty enforcing any judgments against such persons within the United States.

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof

Because we do not maintain our books under US GAAP, our board of directors does not have US GAAP experience and the accountants who prepare our financial statements have only limited US GAAP knowledge, there is a higher risk that our financial statements will not accurately describe our financial condition.

Our financial records are not maintained under US GAAP. We do not internally retain individuals that prepare our financial statements, and instead utilize an external contract-based individual with limited knowledge of US GAAP. Additionally, our board of directors does not have relevant US GAAP experience. These factors contribute to a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our company’s internal control over financial reporting, therefore leading to errors or omissions in our financial information.

Risks Related to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

We are authorized to issue up to 100,000,000 shares of common stock with a par value of $0.0001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our principal executive offices are located at Suite 204, 15615 - 102 Avenue Edmonton, Alberta T5P 4X7. Our telephone number is 780-756-1668. We pay a lease of approximately $30,000 per year for the use of this space.

Sturgeon County Property

On June 7, 2010 we entered into a share exchange agreement with KWest Alberta and all of its shareholders whereby we acquired KWest Alberta and its 10% ownership in the Sturgeon County Property for 9,555,000 shares of our common stock.

We specialize in land banking, real estate syndication and management. We sold 90% ownership of our first parcel land, 75 acres located in Sturgeon County, Alberta, to Kimura Lake Estate Inc. (“Kimura Lake”). We maintain 10% ownership and manage this 75 acre parcel of land for Kimura Lake. The land is located in Sturgeon County, Alberta, about 2 miles east of Redwater, Alberta and 3¾ miles north of the Alberta Industrial Heartland which is targeted to be the future site for oil sand upgraders in Alberta.

As a management company, we assist Kimura Lake in syndicating the land through our sales team by splitting the full parcel into separate half acre (1 unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to investors (land investors). Our 10% interest provides us with 15 units of undivided interest not for syndication and Kimura Lake has 135 units (90%) of undivided interest to syndicate. After the land is syndicated, we work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land.

We used KWest Alberta, our subsidiary, as an intermediary in the purchase and subsequent sale of the as the Sturgeon County land because it was established before Kimura Lake Estate Inc., and was established for the purpose of purchasing and syndicating land. Even though the two companies do have directors in common, they have different business purposes and different shareholders who expect the companies to engage in differing activities.

We generate revenue through management fees derived from managing syndicated land as well as the sale of subdivided land parcels. We purchased the Sturgeon County Property from a company which has management in common with our company. We have consequently sold the Sturgeon County Property to another company with shared management.

In our capacity as a management company, we then assist the buyers, such as Kimura Lake, to syndicate the land through our sales team by splitting the full parcel into separate half acre (1 unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to real estate purchasers. After the land is syndicated, we work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land.

These processes normally take 3 to 5 years. Once they are completed, the land investors may recover their investments by:

  Selling the project as a whole;
  Joint venturing with another developer; or
  Development of the project by our company.

Our company, a management company, has to present any offers from buyers, or from another developer or even an offer from our company to develop the project to all land investors. Kimura Lake will send the proxy to all land investors and our company. Any decision is made by voting and a majority vote is binding on all land investors and our company. The profit derived from the project will be shared by all land investors and our company in direct proportion to each land investor’s ownership interest in the project.

In order to invest in real estate in a city, we have to carefully investigate and study the city. The city is evaluated by our staff and management. In particular we consider the following:

1.	Economic climate (development and growth);
2.	Industrial spending (industrial expansion or increase in spending);
3.	Job creation (industrial expansion and job availabilities are increasing. Household income is showing signs of increasing.);
4.	Increase in immigration (due to jobs available and shortage of labor, skilled workers are moving from other provinces or other countries.); and
5.	Political climate (government support).

We analyzed the Surgeon County Property before our investment in the property and decided that Alberta, and in particular, Sturgeon County was a good investment.

Distribution

We will mainly focus on the direct distribution of investments in our properties through our sales and marketing team units which they are located in Edmonton, Calgary and Vancouver. Each unit advertises in community newspapers and holds real estate investment seminars to introduce our products and services.

We will continue to network through different channels, such as the Edmonton Chamber of Commerce, to generate new clients which we hope will lead to more sales and revenues. Networking has the potential to not only attract new clients and business for our services but it can also help establish new relationships with other entities that will play important roles in the development of our projects. These include city delegates, planners, engineers, contractors and subcontractors.

Government Regulations

Under the current law in Alberta, syndicating land to various investors does not require any government approval. However, once the land is being developed, land development permits and approvals will be required. These permits and approvals will vary depending on the land that is being developed.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We currently have 2 part time employees. We also engage a number of consultants.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for our Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since May 29, 2013 under the symbol “KWIT”.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Holders

As of July 26, 2013, there were approximately 80 holders of record of our common stock. As of such date, 15,000,000 common shares were issued and outstanding.

Our common shares are issued in registered form. VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, New York, 11516 (212-828-8436) is the registrar and transfer agent for our common shares.

Dividends

Holders of our common stock are entitled to dividends if declared by the board of directors out of funds legally available for payment of dividends. From our inception to December 8, 2009 we did not declare any dividends.

We do not intend to issue any cash dividends in the future. We intend to retain earnings, if any, to finance the development and expansion of our business.

However, it is possible that our management may decide to declare a stock dividend in the future. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2013.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2013.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended April 30, 2013 and April 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended April 30, 2013, which are included herein.

	Year Ended
	April 30,
	2013	2012
Revenue	$0	$40,532

Expenses	$68,281	$151,400
Other items (expenses)	(783,074)	-
Income taxes	$(43,404)	$18,177
Income taxes deferred	$79,080)	$(53,960)
Net Income (Loss)	$(818,750)	$(75,085)

Expenses

Our operating expenses for the years ended April 30, 2013 and 2012 are outlined in the table below:

	Year Ended
	April 30,
	2013	2012
Administration fees	$0	$7,125
Commission fees	$9,000	$18,164
Consulting fees	$5,241	$36,850
Depreciation	$3,445	$3,445
Office and general	$9,552	$25,907
Professional fees	$11,050	$29,916
Rent	$29,993	$29,993
Total:	$68,281	$151,400

Operating expenses for the year ended April 30, 2013 decreased by $83,119 as compared to the year ended April 30, 2012 primarily as a result of a decrease in sales activity on the Sturgeon Country property parcels. We undertook the sale of 90% of the Sturgeon County property from Kimura Lake Estate Inc. during fiscal 2010 and some of this activity carried on into 2011, 2012 and 2013. In addition to a decrease in sales activity, the decrease in expenses during the year is also as a result of the lower operating activities and our company’s effort to reduce cost.

Revenue, Net Income and Loss

We had no revenue for the year ended April 30, 2013 compared to $40,532 during the year ended April 30, 2012. The decrease in revenue was due to lack of sale activities related to the Sturgeon County property and due to the write down of amount due from related party.

Our net loss for the year ended April 30, 2013 was $818,750 compared to a net loss of $75,085 during the year ended April 30, 2012. The increase in net loss is primarily due to the increase in loss on impairment of land and write down of amount due from related party.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	April 30,
	2013	2012
Current Assets	$76,293	$181,623
Current Liabilities	$608,456	$564,741
Working Capital (Deficit)	$(532,163)	$(383,118)

Our total current assets as of April 30, 2013 were $76,293 as compared to total current assets of $181,623 as of April 30, 2012. The decrease was primarily due to the decrease in the amount due from related parties as as a result of the write down.

Our total current liabilities as of April 30, 2013 were $608,456 as compared to total current liabilities of $564,741 as of April 30, 2012. The increase in current liabilities was primarily attributed to an increase in the amount of payables and accrued liabilities as more lands were sold in the fiscal year ended April 30, 2013. An amount of $428,280 of the payables is due to our company which had sold the Sturgeon County land to us in the fiscal year of 2010.

Cash Flows

	Year Ended
	April 30,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$223,275	$(177,437)
Net Cash Provided by (Used in) Investing Activities	$40,000	$126,305
Net Cash Provided by (Used in) Financing Activities	$(243,753)	$29,560
Increase (Decrease) in Cash and Cash Equivalents During the Period	$19,524	$(21,572)

Operating Activities

Cash provided by operating activities were $223,275 for the fiscal year ended April 30, 2013 compared to cash used in operating activities of $177,437 for the fiscal year ended April 30, 2012. The increase in cash from operating activities was primarily due to the write down of $644,793 of related party receivable and the increase in account payable.

Investing Activities

We received an advance of $40,000 from related parties during the year ended April 30, 2013 compared with $126,305 during the year ended April 30, 2012.

Financing Activities

The decrease in cash provided by financing activities during the year ended April 30, 2013 is primarily a result of the increase in long term debt in the amount of $296,296 compared to $21,500 for the fiscal year ended April 30, 2012.

Cash Requirements

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$40,000
Management and operating costs	12 months	$25,000
Salaries and consulting fees	12 months	$15,000
General and administrative expenses	12 months	$15,000
Total		$95,000

We plan on using a portion of the funds above, namely the salaries and consulting fees, to hire more sales staff as well as consultants who will help us to target more land parcels and increase the sales in our existing Sturgeon County property.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $95,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $95,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

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

Basis of Presentation

Our company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include our company’s wholly owned subsidiary, KWest Investments & Development Inc., and 100% of its asset, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

Functional Currency

Our company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Revenue Recognition and Deferred Revenue

Our company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for the purchase and gain on sale of land which occurred between related parties, our company followed the following US GAAP policies – “The carrying value of the asset purchased from a related party was recorded at the transferor’s carrying value. No step up in value was recorded. The difference between the contracted price and the transferor’s carrying value was been recorded as a charge to equity and noted as “Excess of cost over fair value of assets received”.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at April 30, 2013, all cash amounts were deposited in accounts were federally insured.

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

During the year ended April 30, 2013, our company does not possess a derivative instrument, which our company accounts for under this FASB ASC topic.

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

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

Furniture and computer equipment – 60 month straight line

Leasehold improvements - 21 month straight line

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended April 30, 2013.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
KWest Investment International Ltd.:

We have audited the accompanying consolidated balance sheet of KWest Investment International Ltd as of April 30, 2013 and April 30, 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended April 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2013 and April 30, 2012 and the results of its operations and its cash flows for each of the years ended in the two year period ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ K. R. MARGETSON LTD.
July 30, 2013

KWest Investment International Ltd.
CONSOLIDATED BALANCE SHEETS
As at April 30, 2013 and 2012

	April 30,	April 30,
	2013	2012
ASSETS

Current
Cash and cash equivalents	$24,398	$4,874
Due from related parties - Note 4 & Note 8	-	171,460
Income taxes receivable	49,395	2,789
Prepaid expense	2,500	2,500
	76,293	181,623

Due from related party - Note 4	-	821,333
Property, plant and equipment - Note 3	3,445	6,891
Land for development - Note 8	30,000	100,000
Deferred tax asset	-	79,080

Total Assets	$109,738	$1,188,927

LIABILITIES

Current
Accounts payable and accrued liabilities	$459,501	$168,187
Due to related parties – Note 4	148,955	88,554
Deferred gain on sale - Note 4	-	308,000
	608,456	564,741

Long-term debt	274,074	570,370
Total Liabilities	882,530	1,135,111

STOCKHOLDERS' EQUITY

Capital Stock
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each
Issued 15,000,000 common shares	1,500	1,500
Additional paid in capital	73,261	73,261
Accumulated retained earnings	(879,053)	(57,445)
	(804,292)	17,316
Equity attributable to noncontrolling interest	31,500	36,500
Total Stockholders' Equity	(772,792)	53,816

Total Liabilities and Stockholders' Equity	$109,738	$1,188,927

Going concern - Note 1

KWest Investment International Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended April 30, 2013 and 2012

	Year ended	Year ended
	April 30,	April 30,
	2013	2012

Revenues
Management fee from related party	$-	$16,532
Recognized gain on property sale to related party	-	24,000
	-	40,532

Expenses
Administration fees	-	7,125
Commission fees	9,000	18,164
Consulting fees	5,241	36,850
Depreciation	3,446	3,445
Office and general	9,551	25,907
Professional fees	11,050	29,916
Rent	29,993	29,993
	68,281	151,400

Operating loss	(68,281)	(110,868)

Other Items - Note 8
Loss on impairment of land	(70,000)	-
Write down of amount due from related party	(644,793)	-

Loss before income taxes (recovered)	(783,074)	(110,868)

Income taxes (recovered) - Note 7
Current	(43,404)	18,177
Deferred	79,080	(53,960)
	35,676	(35,783)

Net loss and comprehensive loss	(818,750)	(75,085)
Dividend attributable to noncontrolling interest	(2,858)	(2,822)

Net loss allocated to equity holders	$(821,608)	$(77,907)

Basic and diluted income (loss) per share	$(0.055)	$(0.005)

Weighted average number of shares outstanding	15,000,000	15,000,000

KWest Investment International Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 1, 2009 to April 30, 2013

	Common Stock				Equity	Equity
			Additional		attributable to	attributable to	Total
			Paid in	Retained	KWest	noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	shareholders	interest	Equity

Balance, April 30, 2011	15,000,000	$1,500	$73,261	$20,462	$95,223	$28,000	$123,223

October 7, 2011, issuance of 68,000 preferred shares at $0.125/share	-	-	-	-	-	8,500	8,500

Net loss and comprehensive loss for the year	-	-	-	(75,085)	(75,085)	-	(75,085)
Dividend to noncontrolling interest	-	-	-	(2,822)	(2,822)	-	(2,822)

Balance, April 30, 2012	15,000,000	$1,500	$73,261	$(57,445)	$17,316	$36,500	$53,816

March 15, 2013, redemption of 40,000 preferred shares at $0.125/share	-	-	-	-	-	(5,000)	(5,000)

Net loss and comprehensive loss for the year	-	-	-	(818,750)	(818,750)	-	(818,750)
Dividend to noncontrolling interest	-	-	-	(2,858)	(2,858)	-	(2,858)

Balance, April 30, 2013	15,000,000	$1,500	$73,261	$(879,053)	$(804,292)	$31,500	$(772,792)

KWest Investment International Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2013 and 2012

	Year ended	Year ended
	April 30,	April 30,
	2013	2012

Operating activities
Net loss for the year	$(818,750)	$(75,085)
Item not requiring outlay (inflow) of cash
Depreciation	3,446	3,445
Deferred taxes	79,080	(53,960)
Deferred income
Gain on property sale to related party	-	(24,000)
Impairment charge against land	70,000	-
Write-down of related party receivable	644,793	-
Changes in non-cash working capital balances
Accounts payable	291,312	15,475
Income taxes payable	(46,606)	(43,312)

Net cash provided by (used in) operating activities	223,275	(177,437)

Investing activities
Related party advance	40,000	126,305

Net cash proved by investing activities	40,000	126,305

Financing activities
Related party advance	60,401	45,382
Preferred shares issued to noncontrolling interest	(5,000)	8,500
Dividend	(2,858)	(2,822)
Long-term debt	(296,296)	(21,500)

Net cash proved by financing activities	(243,753)	29,560

Increase (decrease) in cash and cash equivalents during the period	19,524	(21,572)
Cash and cash equivalents, beginning of the period	4,874	26,446

Cash and cash equivalents, end of the period	$24,398	$4,874

Supplemental information

Interest paid	$-	$-

Income taxes paid		$18,177

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

The collectability of the Company's receivable has been assessed as doubtful. In addition, the land held by the Company was determined to be impaired and the Company has been experiencing operating losses. These events cast substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise new capital, collect on its receivable or seek new business opportunities. As discussed in Note 10, Subsequent Events, the Company has a signed a Letter of Intent which, should the transaction be completed, might produce a new business opportunity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Corporation’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Corporation’s wholly owned subsidiary, KWest Investments & Development Inc., and 100% of its asset, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

Functional Currency

The Corporation’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

Revenue Recognition and Deferred Revenue

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for gain on sale of land which occurred between related parties, the Corporation followed the following US GAAP policy: when the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and the collection of the funds is reasonably certain.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at April 30, 2013, all cash amounts were deposited in accounts were federally insured.

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

During the year ended April 30, 2013, the Corporation does not possess a derivative instrument, which the Corporation accounts for under this FASB ASC topic.

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

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

Furniture and computer equipment – 60 month straight line

Leasehold improvements - 21 month straight line

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. An impairment was recognized in the carrying value of land during the year ended April 30, 2013.

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

NOTE 3 – EQUIPMENT

	April 30, 2013
		Accumulated
	Cost	Depreciation	Net
Furniture and computers	$17,227	$13,782	$3,445
Leasehold improvements	15,506	15,506	-
	$32,733	$29,288	$3,445

	April 30, 2012
		Accumulated
	Cost	Depreciation	Net
Furniture and computers	$17,227	$10,336	$6,891
Leasehold improvements	15,506	15,506	-
	$32,733	$25,842	$6,891

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended April 30, 2013and 2012:

	Current	Long Term	Total
Due from Related Party
April 30, 2013	$-	$-	$-
April 30, 2012	$171,460	$821,333	$992,793

Due to Related Parties
April 30, 2013	$148,955	$-	$148,955
April 30, 2012	$88,554	$-	$88,554

Current advances from (to) related parties represent advances from (to) a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

In addition, the Corporation had the following related party transactions:

	Year ended	Year ended
	April 30,	April 30,
	2013	2012

Management fee income (1)	$-	$16,532
Commission expenses (2)	$-	$14,035
Consulting expenses (2)	$-	$36,000
Write down of amount due from related party	$644,793	$-

(1)	Management fee income received from Kimura Lake Estate Inc., a company owned by shareholders.
(2)	Expenses were paid to two companies owned by the president and an affiliate of the Corporation, respectively.
(3)	Write down of receivable from Kimura Lade Estate Inc.

The transactions were measured at the exchange amount, which is the amount agreed upon by the related parties. The financial statements above reflect all of the costs of doing business.

NOTE 5 - CAPITAL STOCK

On April 28, 2010, the Corporation issued 5,445,000 common shares of the Corporation for gross proceed of $92,817 by way of private placement.

On June 7, 2010, the Corporation issued 9,555,000 common shares of the Corporation in exchange for 100% of the outstanding common shares of KWest Investments & Development Inc. As described in Note 2, the transaction was accounted for as a reverse merger and a retroactive recapitalization.

As at April 30, 2013, there were no warrants or options outstanding.

NOTE 6 – PREFERRED SHARES

On January 13, 2011, the Corporation’s 100% wholly owned subsidiary, KWest Investments and Development Inc., closed a private placement of 160,000 preferred shares at $0.125 per share for a gross proceed of $20,000.

During February, 2011, the Corporation’s 100% wholly owned subsidiary, KWest Investments and Development Inc., closed a private placement of 80,000 preferred shares at $0.125 per share for a gross proceed of $10,000.

During October, 2011, the Corporation’s 100% wholly owned subsidiary, KWest Investments and Development Inc., closed a private placement of 68,000 preferred shares at $0.125 per share for a gross proceed of $8,500.

These shares bear a cumulative dividend of 8% per annum and are redeemable at the option of the Corporation on or before the second year anniversary from the date of closing.

On March 15, 2013, $5000 of preferred shares was redeemed.

NOTE 7 - INCOME TAXES

The components of the future tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows as at April 30, 2013 and 2012:

	2013	2012
Statutory rate	25%	25%

Expected income taxes recovery at the statutory rate	$(72,110)	$(27,717)
Non deductible interest	-	1,881
Effect of change in tax rate	-	(19,744)
Reversal of previously recognized tax benefit	77,000	-
Adjustments to previous balances	(9,583)	-
Benefit not recognized through increase in valuation allowance	40,369	9,797

Income tax expense (recovery) recognized in the year	$35,676	$(35,783)

In prior years, a deferred tax asset was recognized, based on the fact that a portion of the gain on property sales was taken into income for tax purposes prior to its recognition for accounting purposes. However, in the year ending April 30, 2013, this tax paid income was eliminated through the application of a portion of the tax loss incurred in 2013.

The approximate tax effects of each type of temporary differences that gives rise to future tax assets (liabilities) are as follows at April 30, 2013 and 2012:

	2013	2012

Non-capital loss carry forwards	$72,109	$33,287
Equipment and leaseholds	1,547	2,080
Property sale deferred	-	77,000
	73,656	112,367
Less: Valuation allowance	(73,656)	(33,287)

Future tax assets	-	$79,080

As at April 30, 2013, the Corporation has accumulated non-capital losses for tax purposes of approximately $288,000 (2012 - $133,000) that may be applied against future taxable income for Canadian income tax purposes. The potential tax benefits have not been recorded in theses financial statements as it is not considered likely that they will be utilized. The losses expire as follows:

2030	$20,390
2031	73,570
2032	39,186
2033	155,294

$288,440

NOTE 8 – OTHER ITEMS

During the year, management determined that the carrying value of the land was greater than the undiscounted expected future cash flows of the property, so an impairment charge was recognized in the statement of operations. In addition, the receivable from the related party was written off based on the related party’s continuing inability to pay current charges.

NOTE 9 – COMMITMENT

The Corporation entered into an agreement to lease office space that expires September 1, 2013. The monthly commitment is $2,499.43 ($29,993 per year.)

NOTE 10 – SUBSEQUENT EVENTS

On July 19, 2013 The Corporation entered into a letter of intent to acquire Fuhuiyuan International Group (Holdings) Limited (“Fuhuiyuan International”), a company formed and subsisting pursuant to the laws of the British Virgin Islands (the “Acquisition”). The Letter of Intent contemplates that, in exchange for all of the outstanding shares of common stock of Fuhuiyuan International, KWest shall issue to Fuhuiyuan International’s shareholders an aggregate of 7,500,000 shares of common stock of the Corporation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls

During the period ended April 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 28, 2013, Stolfin Wong resigned as secretary of our company. Mr. Wong’s resignation as secretary was not the result of any disagreement with our company regarding our operations, policies, practices or otherwise. Stolfin Wong remains as our president, chief executive officer, chief financial officer and treasurer and as a member of our board of directors. Subsequently, on February 28, 2013, we appointed Eric Lo as secretary of our company. Mr. Lo is also a member of our board of directors.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Stolfin Wong	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	59	January 29, 2010
Eric Lo	Secretary and Director	52	January 29, 2010

The board of directors has no nominating, audit or compensation committee at this time.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Stolfin Wong, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Stolfin Wong was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on January 29, 2010. Mr. Wong resigned as secretary on February 28, 2013. Mr. Wong has more than 20 years of experience in commercial real estate while working for Century 21. He is a graduate of Grant McEwan College with both an accounting and business administration diploma. From 1991 to 2003 Mr. Wong was the owner and director of Century 21 Achievers Real Estate Group Inc., a real estate company, where he oversaw all day to day operations of the company and its staff and was directly involved in human resources, marketing for the business as well as real estate conveyancing real transactions. From 2004 to 2008, he was a unit sales supervisor at S & D International Group Inc., where he was responsible for human resources as well as the marketing of undivided interests in land to investors. Since 2008 he has been the managing director of KWest Alberta, our wholly owned subsidiary, where he has helped with all facets of starting and operating the business. Mr. Wong’s experience in real estate and executive management positions are the reasons why he was chosen as one of our directors.

Eric Lo, Secretary and Director

Eric Lo was appointed as a director of our company on January 29, 2010 and as secretary on February 28, 2013. Eric Lo is a real estate broker and a member of the Real Estate Institute of British Columbia. He has experience in commercial development and project marketing all over British Columbia. He is a graduate from the University of Alberta with a major in mathematics. From 1993 to 1996, Mr. Lo worked as a realtor for Center Pacific Project Marketing where has was heavily involved in project marketing for Vancouver based condominium and commercial strata projects. Since 1996, Mr. Lo has worked as a realtor for Thames Realty Corp., where he has undertaken project marketing for Vancouver and Toronto based condominium projects. Mr. Lo’s experience in real estate is the reason he was chosen as one of our directors.

Identification of Significant Employees

We have no significant employees, other than Stolfin Wong, our president, chief executive officer, chief financial officer, treasurer and director and Eric Lo our secretary and director.

Family Relationship

There are no family relationships between any of our directors, executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2013 and April 30, 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2013 and April 30, 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Stolfin Wong(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil $29,183	Nil $29,183
Eric Lo(2) Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Stolfin Wong has been our president, chief executive officer, chief financial officer, treasurer and director since January 29, 2010. Mr. Wong was appointed as secretary of our company on March 29, 2011 and resigned as secretary on February 28, 2013. In 2012, Mr. Wong received $11,183 in commission and $18,000 in consulting fee.

(2)	Eric Lo has been a director of our company since January 29, 2010 and was appointed as secretary on February 28, 2013.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended April 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2013.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 12, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Stolfin Wong (3) Suite #204 – 15615 102nd Avenue Edmonton, AB T5P 4X7	2,002,000 Common(2)	13.35%
Eric Lo (4) Suite #204 – 15615 102nd Avenue Edmonton, AB T5P 4X7	601,000 Common (2)	4.0%
Directors and Executive Officers as a Group	2,603,000 Common	17.35%
Tony Wong (5)	2,320,250 Common	15.47%
Other Shareholders	2,320,250 Common	15.47%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 15,000,000 issued and outstanding shares of common stock as of July 12, 2013.
(3)	Stolfin Wong is our company’s president, chief executive officer, chief financial officer, treasurer and a director.
(4)	Eric Lo is our company’s secretary and a director.
(5)	Tony Wong is a director of KWest Alberta.

Changes in Control

Other than as disclosed, we are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

We entered into the following related transaction with related parties with respect of the purchase and sale of land:

  On June 15, 2009, we purchased land from 0829436 BC Ltd., a company which is controlled by one of our directors, Eric Lo, for $1,000,000, which was determined to be the fair market price at the time of purchase. Under the terms of the contract, the sale proceeds are not payable to the transferor until we have received funds from the sale noted below, where it was sold to a related party, who in turn sold it to an unrelated third party. We sold an undivided 90% interest of the land for $1,440,000 to Kimura Lake Estat, a company controlled by Eric Lo and Stolfin Wong, among others. The resulting gain of $540,000 was deferred and is being recognized as the transferee sells units of the property and collects the proceeds thereon. The transferee does not have to pay us until it collects funds when the units are sold to unrelated third parties. Eric Lo, our director, controls and is also one of the directors of 0829436 BC Ltd. Our directors, Stolfin Wong and Eric Lo control and are also directors of Kimura Lake Estate Inc.

The following are related party details and balances with such related parties.

Related Party	Ownership % of Party Related to Our Company	Manage- ment of Related Party Shared With Our Company	Total Amount paid to Company by Related Party for the year Ended April 30, 2012	Total Amount Paid to Related Party for the Year Ended April 30, 2012	Total Amount Owed to Related Party by Company for the Year Ended April 30, 2012	Total Amount Owed to Company by Related Party for the Year Ended April 30, 2012	Total Amount paid to Company by Related Party for the year Ended April 30, 2013	Total Amount Paid to Related Party for the Year Ended April 30, 2013	Total Amount Owed to Related Party by Company for the Year Ended April 30, 2013	Total Amount Owed to Company by Related Party for the Year Ended April 30, 2013
Stolfin Wong Commission Consulting Total	-	-		$11,183 $18,000 $29,183	$12,106			$0 $0 $0	$23,106
Eric Lo	-	-			$63,224				$39,907
Tony Wong Commission Consulting Total	-	-		$2,852 $18,000 $20,852	$13,224			$0 $0 $0	$26,224
KWest Investments & Development Inc. (“KWest Alberta”)	100% owned by our company

Related Party	Ownership % of Party Related to Our Company	Manage- ment of Related Party Shared With Our Company	Total Amount paid to Company by Related Party for the year Ended April 30, 2012	Total Amount Paid to Related Party for the Year Ended April 30, 2012	Total Amount Owed to Related Party by Company for the Year Ended April 30, 2012	Total Amount Owed to Company by Related Party for the Year Ended April 30, 2012	Total Amount paid to Company by Related Party for the year Ended April 30, 2013	Total Amount Paid to Related Party for the Year Ended April 30, 2013	Total Amount Owed to Related Party by Company for the Year Ended April 30, 2013	Total Amount Owed to Company by Related Party for the Year Ended April 30, 2013
Kimura Lake Estate Inc. (“Kimura Lake”)	Stolfin Wong: 33% ownership Tony Wong: 33% ownership Eric Lo: 17% ownership	Eric Lo – Director Stolfin Wong – Director Tony Wong - Director	$16,532			(A) $992,793	$40,000			(A) $952,794

(A)	Represents funds owed to KWest Alberta (our subsidiary) by Kimura Lake for the sale of the Sturgeon County property to Kimura Lake.

KWest Alberta charged Kimura Lake Estate a monthly management fee for managing the Sturgeon County property. The commission expenses are charged to Kimura Lake Estate and payable to KWest Alberta’s sales persons who sold the units of undivided interest to investors. KWest Alberta pays consultant fees to Stolfin Wong for managing the office and to Tony Wong, a director of KWest Alberta for looking after the sales and marketing department.

On June 7, 2010, we closed a share exchange with KWest Alberta. As part of that closing, we issued the following shares of our common stock to related parties:

  2,320,250 shares to Tony Wong;
  2,002,000 shares to Stolfin Wong; and
  601,000 shares to Eric Lo.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Stolfin Wong and Eric Lo are our only promoters, as they were involved in our incorporation, and, other than the related party transactions described above, have not received anything of value directly or indirectly from our company.

Director Independence

We currently act with two directors, consisting of Stolfin Wong and Eric Lo. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2013 $	April 30, 2012 $
Audit Fees	5,400	6,500
Audit Related Fees	2,800	1,800
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	8,200	8,300

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement with KWest Investments & Development Inc., dated June 7, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Articles of Incorporation of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.3	Bylaws of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on December 13, 2011)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(10)	Material Contracts
10.1	Land Purchase Agreement dated June 10, 2009 between 0829436 B.C. Ltd. and KWest Investments & Development Inc. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.2	Land Sale Agreement dated June 12, 2009 between KWest Investments & Development Inc. and Kimura Lake Estate Inc. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.3	Share Exchange Agreement dated June 7, 2010 between our company and KWest Investments & Development Inc. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(21)	List of Subsidiaries
21.1	KWest Investments & Development Inc., an Alberta, Canada company – Wholly owned.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KWEST INVESTMENT INTERNATIONAL LTD.
(Registrant)

Dated: July 31, 2013	/s/ Stolfin Wong
STOLFIN WONG
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 31, 2013	/s/ Stolfin Wong
STOLFIN WONG
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Dated: July 31, 2013	/s/ Eric Lo
ERIC LO
Secretary and Director