Form 10-Q
period 2013-07-31
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2013-09-13
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-176350

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
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
15,000,000 common shares issued and outstanding as of September 10, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three months ended July 31, 2013 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

Fuhuiyuan International Holdings Limited
(Formerly KWest Investment International Ltd.)
INTERIM CONSOLIDATED BALANCE SHEETS
As at July 31, 2013 and April 30, 2013
(Unaudited)
Stated in Canadian dollars

	July 31,	April 30,
	2013	2013
ASSETS

Current
Cash and cash equivalents	$603	$24,398
Income taxes receivable	46,193	49,395
Prepaid expense	5,000	2,500
	51,796	76,293
Property, plant and equipment	2,584	3,445
Land for development	30,000	30,000

Total Assets	$84,380	$109,738

LIABILITIES

Current
Accounts payable and accrued liabilities	$503,196	$459,501
Due to related parties – Note 4	133,544	148,955
	636,740	608,456
Due to related parties - Note 4	274,074	274,074
Total Liabilities	910,814	882,530

STOCKHOLDERS' EQUITY

Capital Stock

Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each Issued 15,000,000 common shares	1,500	1,500
Additional paid in capital	73,261	73,261
Accumulated retained earnings	(924,695)	(879,053)
	(849,934)	(804,292)
Equity attributable to noncontrolling interest	23,500	31,500
Total Stockholders' Equity	(826,434)	(772,792)

Total Liabilites and Stockholders' Equity	$84,380	$109,738

Fuhuiyuan International Holdings Limited
(Formerly KWest Investment International Ltd.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2013 and 2012
(Unaudited)
Stated in Canadian dollars

	3 months	3 months
	ended	ended
	July 31,	July 31,
	2013	2012

Expenses
Administration fees	$1,313	$-
Depreciation	861	862
Office and general	28,642	1,057
Professional fees	6,666	1,355
Rent	7,498	7,498
	(44,980)	(10,772)
Net loss	(44,980)	(10,772)

Dividend attributable to noncontrolling interest	662	605

Net loss attributable to equity shareholders	$(45,642)	$(11,377)

Basic and diluted income (loss) per share	$(0.003)	$(0.001)

Weighted average number of shares outstanding	15,000,000	15,000,000

Fuhuiyuan International Holdings Limited
(Formerly KWest Investment International Ltd.)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from May 1, 2012 to July 31, 2013
(Unaudited)
Stated in Canadian dollars

					Equity	Equity
			Additional		attributable to	attributable to	Total
	Common Stock		Paid in	Retained	KWest	noncontrollin	Shareholders'
	Shares	Amount	Capital	Earnings	shareholders	g interest	Equity

Balance, May 1, 2012	15,000,000	$1,500	$73,261	$(57,445)	$17,316	$36,500	$53,816

Redemption of preferred shares					-	(5,000)	(5,000)
	-	-	-

Net Income for the period ended April 30, 2013	-	-	-	(818,750)	(818,750)	-	(818,750)

Dividends to noncontrolling interest				(2,858)	(2,858)	-	(2,858)
	-	-	-

Balance, April 30, 2013	15,000,000	$1,500	$73,261	$(879,053)	$(804,292)	$31,500	$(772,792)

Redemption of preferred shares					-	(8,000)	(8,000)
	-	-	-

Net Income for the period ended July 31, 2013	-	-	-	(44,980)	(44,980)	-	(44,980)

Dividends to noncontrolling interest				(662)	(662)	-	(662)
	-	-	-

Balance, July 31, 2013	15,000,000	$1,500	$73,261	$(924,695)	$(849,934)	$23,500	$(826,434)

Fuhuiyuan International Holdings Limited
(Formerly KWest Investment International Ltd.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2013 and 2012
(Unaudited)
Stated in Canadian dollars

	3 months ended	3 months ended
	July 31,	July 31,
	2013	2012

Operating activities
Net loss for period	$(44,980)	$(10,772)
Item not requiring outlay of cash
Deferred tax expense	-	-
Depreciation	861	862
Changes in non-cash working capital balances
Accounts payable	45,695	1,846
Income taxes payable	3,202	-
Due to (from) related parties	(17,911)	8,400

Net cash provided by (used in) operating activities	(13,133)	336

Financing activities
Redemption of preferred shares	(10,000)	-
Dividend	(662)	(605)

Net cash proved by financing activities	(10,662)	(605)

Increase (decrease) in cash and cash equivalents during the period	(23,795)	(269)

Cash and cash equivalents, beginning of the period	24,398	4,874

Cash and cash equivalents, end of the period	$603	$4,605

Supplemental information

Interest paid	$-	$-

Income taxes paid	$-	$-

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Formerly KWest Investment International Ltd.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2013
(UNAUDITED)

Stated in Canadian dollars

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

KWest Investment International Ltd., (“KWest” or the “Corporation”) was incorporated in the state of Nevada, United States on December 8, 2009. On June 7, 2010, KWest acquired KWest Investments & Development Inc. (“KWest Alberta”) of Edmonton, Alberta, Canada as its wholly owned subsidiary. KWest Alberta. was incorporated on September 29, 2008 with its head office located in Edmonton, Alberta, Canada and is specialized in real estate syndication.

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

Effective August 7, 2013, KWest changed its name to Fuhuiyuan International Holdings Limited, (“Fuhuiyuan”).

NOTE 2 – INTERIM REPORTING

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Corporation’s April 30, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with the Corporation’s April 30, 2013 annual consolidated financial statements. Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ended April 30, 2014.

The consolidated financial statements, which include the Corporation and its subsidiary, KWest Investments & Development Inc. are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of the assets, liabilities, and net income or loss of its wholly-owned subsidiary.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended April 30, 2013.

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

During the period ended July 31, 2013, the Corporation does not possess a derivative instrument, which the Corporation accounts for under this FASB ASC topic.

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

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended July 31, 2013.

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

NOTE 4 – EQUIPMENT

			July 31, 2013
		Accumulated
	Cost	Depreciation	Net
Furniture and computers	$17,227	$14,643	$2,584
Leasehold improvements	15,506	15,506	-
	$32,733	$30,149	$2,584

			April 30, 2013
Furniture and computers		Accumulated
Leasehold improvement	Cost	Depreciation	Net
	$17,227	$13,782	$3,445
Furniture and computers	15,506	15,506	-
Leasehold improvement	$32,733	$29,288	$3,445

NOTE 5 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended July 31, 2013:

		July 31, 2013		April 30, 2013
	Current	Non-Current	Current	Non-Current
Due from related party	$-	$-	$-	$-
Due to related party	$133,544	$274,074	$148,955	$274,074

Current advances from (to) related parties represent advances from (to) a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

There were no related party transactions for the three months ended July 31, 2013 or July 31, 2012.

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

As at July 31, 2013, there were no warrants or options outstanding.

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

On March 15, 2013, $5,000 of preferred shares was redeemed.

On July 25, 2013, $10,000 of preferred shares was redeemed.

NOTE 8 – COMMITMENT

The Corporation entered into an agreement to lease office space that expires September 1, 2013. The monthly commitment is $2,499.43 ($29,993 per year.)

NOTE 9 – SUBSEQUENT EVENT

On August 15, 2013, further to the letter of intent dated July 19, 2013, the Corporation entered into a share exchange agreement (the “Definitive Agreement”) with Fuhuiyuan International Group (Holdings) Limited (“Fuhuiyuan International”). The Definitive Agreement contemplates that, in exchange for all the outstanding shares of common stock of Fuhuiyuan International, the Corporation shall issue to Fuhuiyuan International’s shareholders an aggregate of 7,500,000 shares of common stock of the Corporation (the “Acquisition”).

The completion of the Acquisition is subject to a number of conditions precedent, including, but not limited to: (i) completion of satisfactory due diligence by each of the Corporation and Fuhuiyuan International; (ii) the approval of the Acquisition by each of the Corporation’s and Fuhuiyuan International’s respective board of directors and shareholders, if required; (iii) the absence of any material change or change in a material fact which might reasonably be expected to have a material adverse effect on the financial and operational conditions or the assets of each of the parties to the Definitive Agreement; and (iv) certain other conditions typical in a transaction of this nature.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean KWest Investment International Ltd. and our wholly-owned subsidiary, Fuhuiyuan International Holdings Limited, an Alberta, Canada corporation, unless otherwise indicated.

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

On July 16, 2013, our board of directors and a majority of our stockholders approved a change of name of our company from Kwest Investment International Ltd. to Fuhuiyuan International Holdings Limited. A Certificate of Amendment was filed with the Nevada Secretary of State on July 29, 2013, with an effective date of August 7, 2013. The amendment was approved by Financial Industry Regulatory Authority (FINRA) with an effective date of August 7, 2013. Our trading symbol “KWIT”. Our CUSIP number is 359535 101.

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

On August 22, 2013 we entered into a share exchange agreement dated August 15, 2013 with Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation and the sole shareholder of Fuhuiyuan BVI, pursuant to which we agreed to purchase 100% of the issued and outstanding securities of Fuhuiyuan BVI in consideration of the issuance of 7,500,000 shares of our common stock (being 33.33% of our issued and outstanding voting securities). Closing of the transaction is subject to a number of conditions precedent, including but not limited to satisfactory completion of due diligence by the parties, and the appointment of two nominees of Fuhuiyuan BVI to our board of directors. Fuhuiyuan BVI is a newly formed trading company which holds certain sales agency rights to act as international sales agent for Qingdao Fuhuiyuan Investment Co. Ltd., a China based purveyor of cosmetics, footwear, clothing and fashion accessories.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2013, which are included herein.

Our operating results for the three months ended July 31, 2013 and 2012 are summarized as follows:

	Three Months Ended
	July 31,
	2013	2012
Revenue	$0	$0
Administration fees	$1,313	$0
Commission fees	$0	$0
Consulting fees	$0	$0
Depreciation	$861	$862
Office and general	$28,462	$1,057
Professional fees	$6,666	$1,355
Rent	$7,498	$7,498
Net Income (Loss)	$(44,980)	$(10,772)

For the three months ended July 31, 2013, our net loss increased by $34,208 as compared to the three months ended July 31, 2012. Our expenses increased primarily due to increase in office and general expenses, including filing fees and other miscellaneous expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 30,
	2013	2013
Current Assets	$51,796	$76,293
Current Liabilities	$636,740	$608,456
Working Capital (Deficit)	$(584,944)	$(498,718)

Our total current assets as of July 31, 2013 were $51,796 as compared to total current assets of $76,293 as of April 30, 2013. The decrease was primarily due to the decrease of cash and cash equivalent asset. Our total current liabilities as of July 31, 2013 were $636,740 as compared to total current liabilities of $608,456 as of April 30, 2013. The increase in current liabilities was attributed to the increase of account payables and accrued liabilities.

Cash Flows

	Three Months Ended
	July 31,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(13,133)	$336
Net Cash Provided by (Used in) Investing Activities	$0	$0
Net Cash Provided by (Used in) Financing Activities	$(10,662)	$(605)
Increase (Decrease) in Cash and Cash Equivalents During the Period	$(23,795)	$(269)

Operating Activities

Cash used in operating activities increased from $336 to $13,133 which was primarily due to the increase in account payable.

Investing Activities

We did not have any investing activities during the three months ended July 31, 2013 and July 31, 2012.

Financing Activities

The decrease in cash provided by financing activities during the three month period ended July 31, 2013 is primarily a result of the redemption of a number of preferred shares.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$50,000
Management and operating costs	12 months	$50,000
Salaries and consulting fees	12 months	$50,000
General and administrative expenses	12 months	$25,000
Total		$175,000

We plan on using a portion of the funds above, namely the land acquisition expenses and salaries, to hire more sales staff as well as consultants who will help us to target more land parcels and increase the sales in our existing Sturgeon County property. We anticipate that we will complete the acquisition of Fuhuiyuan International Group (Holdings) Limited of British Virgin Inlands (“Fuhuiyuan BVI”) as its wholly owned subsidiary in the fall of 2013 and plan to use a portion of the above funds for expenses related to this subsidiary.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $175,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

The company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The company has not elected the fair value option for any eligible financial instruments.

Financial Instruments

Fair Value

The fair value of financial instruments consisting of cash and cash equivalents, accrued liabilities to related party and notes payable to related party were estimated to approximate their carrying values based on the short-term maturity of these instruments. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest or credit risks arising from these financial instruments.

Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash. Management does not believe the company is exposed to significant credit risk. Management, as well, does not believe the company is exposed to significant interest rate risks during the period presented in these financial statements.

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

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or
ii)	the company’s commitment to a plan of action based on the then known facts.

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

Derivative Instruments

The company accounts for derivative instruments according to FASB ASC topic 815 Derivative and Hedging. This standard establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and also for hedging activities.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of:

(i)	the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii)	the earnings effect of the hedged forecasted transaction.

For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

During the period ended July 31, 2013, the company does not possess a derivative instrument, which the company accounts for under this FASB ASC topic.

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

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the period ended July 31, 2013.

Income Taxes

The company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

Comprehensive Income (Loss)

The company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Since inception, the company’s other comprehensive income represents foreign currency translation adjustments.

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

Item 1A. Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Share Exchange Agreement with KWest Investments & Development Inc., dated June 7, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.3	Bylaws of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on December 13, 2011)
(4)	Instruments defining the rights of security holders, including indentures
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(10)	Material Contracts
10.1	Land Purchase Agreement dated June 10, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.2	Land Sale Agreement dated June 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.3	Share Exchange Agreement dated August 15, 2013 with Fuhuiyuan International Group (Holdings) Limited and its Selling Shareholders (Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2013)
(21)	List of Subsidiaries
21.1	KWest Investments & Development Inc., an Alberta, Canada company – Wholly owned.
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Registrant)

Dated: September 12, 2013	/s/ Stolfin Wong
Stolfin Wong
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)