Form 10-Q
period 2013-10-31
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2013-12-16
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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
[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,500,000 common shares issued and outstanding as of December 16, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and six months ended October 31, 2013 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

3

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED BALANCE SHEETS
As at October 31, 2013 and April 30, 2013
Stated in Canadian Dollars
(Unaudited)

	October 31,	April 30,
	2013	2013
ASSETS
Current
Cash and cash equivalents	$29,576	$24,398
Income taxes receivable	48,321	49,395
Prepaid expense	2,500	2,500
	80,397	76,293
Equipment - Note 5	1,722	3,445
Land for development	30,000	30,000
Total Assets	$112,119	$109,738

LIABILITIES
Current
Accounts payable and accrued liabilities	$471,891	$459,501
Due to related parties – Note 6	169,587	148,955
	641,478	608,456
Due to related parties - Note 6	274,074	274,074
Total Liabilities	915,552	882,530
Commitment - Note 9

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock - Note 7
Authorized
100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each
Issued
22,500,000 common shares (April 30, 2013 - 15,000,000)	2,250	1,500
Additional paid in capital	121,608	73,261
Accumulated deficit	(932,887)	(879,053)
Accumulated other comprehensive income	596	-
	(808,433)	(804,292)
Equity attributable to noncontrolling interest	5,000	31,500
Total Stockholders' Deficit	(803,433)	(772,792)
Total Liabilities and Stockholders' Deficit	$112,119	$109,738

See Accompanying Notes

4

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and six months ended October 31, 2013 and 2012
Stated in Canadian Dollars
(Unaudited)

	3 Months Ended October 31		6 months Ended October 31
	2013	2012	2013	2012

Revenues
Sales revenue	$155,565	$-	$155,565	$-
Cost of goods sold	124,452	-	124,452	-
Net Profit	31,113	-	31,113	-
Expenses
Administration fees	4,200	-	5,513	-
Depreciation	862	861	1,723	1,723
Office and general	11,379	3,224	40,021	4,281
Professional fees	19,942	1,817	26,608	3,172
Rent	2,500	7,499	9,998	14,997
	(38,883)	(13,401)	(83,863)	(24,173)
Net loss	(7,770)	(13,401)	(52,750)	(24,173)

Other comprehensive income
Foreign currency translation	596	-	596	-
Comprehensive loss	(7,174)	(13,401)	(52,154)	(24,173)

Dividend attributable to noncontrolling interest	(422)	(776)	(1,084)	(1,381)
Comprehensive loss attributed to equity stockholders	$(7,596)	$(14,177)	$(53,238)	$(25,554)

Basic and diluted loss per share	$(0.000)	$(0.001)	$(0.003)	$(0.002)

Weighted average number of shares outstanding	21,358,696	15,000,000	18,179,348	15,000,000

See Accompanying Notes

5

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period ended May 1, 2012 and October 31, 2013
Stated in Canadian Dollars
(Unaudited)

							Equity
					Accumulated	Equity	attributable
			Additional		Other	attributable	to	Total
	Common Stock		Paid in	Retained	Comprehensive	to KWest	noncontrolli	Shareholders
	Shares	Amount	Capital	Earnings	Income	shareholders	ng interest	' Equity
Balance, May 1, 2012	15,000,000	$1,500	$73,261	$(57,445)	$-	$17,316	$36,500	$53,816
Redemption of preferred shares	-	-	-	-	-	-	(5,000)	(5,000)
Net loss for the year ended April 30, 2013	-	-	-	(818,750)	-	(818,750)	-	(818,750)
Dividends to noncontrolling interest	-	-	-	(2,858)	-	(2,858)	-	(2,858)
Balance, April 30, 2013	15,000,000	$1,500	$73,261	$(879,053)	$-	$(804,292)	$31,500	$(772,792)
Shares issued for 100% of common shares of Fuhuiyuan International Goup (Holdings) Limited	7,500,000	750	48,347	-	-	49,097	-	49,097
Redemption of preferred shares	-	-	-	-	-	-	(26,500)	(26,500)
Comprehensive loss for the period ended October 31, 2013	-	-	-	(52,750)	596	(52,154)	-	(52,154)
Dividends to noncontrolling interest	-	-	-	(1,084)	-	(1,084)	-	(1,084)
Balance, October 31, 2013	22,500,000	$2,250	$121,608	$(932,887)	$596	$(808,433)	$5,000	$(803,433)

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended October 31, 2013 and 2012
Stated in Canadian Dollars
(Unaudited)

	3 Months Ended October 31		6 months Ended October 31
	2013	2012	2013	2012

Operating activities
Net loss for period	$(7,770)	$(13,401)	$(52,750)	$(24,173)
Item not requiring outlay of cash
Depreciation	862	861	1,723	1,723
Changes in non-cash working capital balances
Accounts payable	(30,374)	3,366	10,821	5,212
Income taxes payable	(2,128)	-	1,074	-
Due to (from) related parties	35,009	8,190	19,598	16,590
Net cash provided by (used in) operating activities	(4,401)	(984)	(19,534)	(648)
Investing activities
Cash received on shares issued	51,700	-	51,700	-
Net cash proved by investing activities	51,700	-	51,700	-
Financing activities
Redemption of preferred shares	(18,500)	-	(26,500)	-
Dividend	(422)	(776)	(1,084)	(1,381)
Net cash used in financing activities	(18,922)	(776)	(27,584)	(1,381)
Increase (decrease) in cash and cash equivalents during the period	28,377	(1,760)	4,582	(2,029)
Foreign exchange translation	596	-	596	-
Cash and cash equivalents, beginning of the period	603	4,605	24,398	4,874
Cash and cash equivalents, end of the period	$29,576	$2,845	$29,576	$2,845

Supplemental information
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

See Accompanying Notes

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Formerly KWest Investment International Ltd.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(UNAUDITED)

Stated in Canadian dollars

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Fuhuiyuan International Holdings Limited (“Fuhuiyuan” or the “Corporation”), formerly KWest Investment International Ltd., was incorporated in the state of Nevada, United States on December 8, 2009. On June 7, 2010, the Corproation acquired KWest Investments & Development Inc. (“KWest Alberta”) of Edmonton, Alberta, Canada as its wholly owned subsidiary. KWest Alberta. was incorporated on September 29, 2008 with its head office located in Edmonton, Alberta, Canada and is specialized in real estate syndication.

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

Effective August 7, 2013, the Corporation changed its name to Fuhuiyuan International Holdings Limited from its former name, KWest Investment International Ltd.

On August 15, 2013, the Corporation entered into a share exchange agreement with Fuhuiyuan International Group (Holdings) Limited (“Fuhuiyuan International”). In exchange for all the outstanding shares of common stock of Fuhuiyuan International, the Corporation issued an aggregate of 7,500,000 shares of common stock of the Corporation.

Fuhuiyuan International is a newly formed trading company and it has recently entered into an agency agreement with Qingdao Fuhuiyuan Investment Co. Ltd. (“Qingdao Fuhuiyuan”) in which Qingdao Fuhuiyuan has appointed Fuhuiyuan International to act as its international agent to sell Qingdao Fuhuiyuan’s products, including cosmetics, jewelry, fashion clothing and accessories. Fuhuiyuan International collects payments made by overseas customers on behalf of Qingdao Fuhuiyuan and oversees all related activities and expenditures. In addition, Fuhuiyuan International handles all affairs relating to overseas transportation, customs declaration, customs clearance and payment of taxes.

NOTE 2 – INTERIM REPORTING

The interim condensed consolidated financial statements, which include the Corporation and its subsidiaries, KWest Investments & Development Inc. and Fuhuiyuan International Group (Holdings) Limited, are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated. These financial statements include 100% of the assets, liabilities, and net income or loss of its wholly-owned subsidiaries.

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s April 30, 2013 annual consolidated financial statements. Operating results for the six month period ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ended April 30, 2014.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Formerly KWest Investment International Ltd.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Corporation adopts new pronouncements relating to generally accepted accounting principles applicable to the Corporation as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 5 – EQUIPMENT

			October 31, 2013
		Accumulated
	Cost	Depreciation	Net
Furniture and computers	$17,227	$15,505	$1,722
Leasehold improvements	15,506	15,506	-
	$32,733	$31,011	$1,722

			April 30, 2013
Furniture and computers		Accumulated
Leasehold improvement	Cost	Depreciation	Net
	$17,227	$13,782	$3,445
Furniture and computers	15,506	15,506	-
Leasehold improvement	$32,733	$29,288	$3,445

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended October 31, 2013:

		October 31, 2013		April 30, 2013
	Current	Non-Current	Current	Non-Current
Due to related party	$169,587	$274,074	$148,955	$274,074

Current advances from related parties represent advances from a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Formerly KWest Investment International Ltd.)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013
(UNAUDITED)

Stated in Canadian dollars

NOTE 7 - CAPITAL STOCK

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

On August 15, 2013, the Corporation issued 7,500,000 common shares of in exchange for all the outstanding shares of common stock of Fuhuiyuan International.

As at October 31, 2013, there were no warrants or options outstanding.

NOTE 8 – PREFERRED SHARES

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

On March 15, 2013, $5,000 of preferred shares was redeemed. On July 25, 2013, $10,000 of preferred shares was redeemed. On October 18, 2013, $18,500 of preferred shares was redeemed.

NOTE 9 – COMMITMENT

The Corporation entered into an agreement to lease office space that expires September 1, 2014. The monthly commitment is $1,250.00 ($15,000 per year.)

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean KWest Investment International Ltd. and our wholly-owned subsidiaries, Fuhuiyuan International Holdings Limited, an Alberta, Canada corporation and Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have two wholly-owned subsidiaries, KWest Investments & Development Inc. (“KWest Alberta”),, incorporated under the laws of the Province of Alberta (Canada) and Fuhuiyuan International Group (Holdings) Limited (Fuhuiyuan BVI), a British Virgin Island corporation . Our principal executive offices are located at Suite 204, 15615 102 Avenue, Edmonton, Alberta, T5P 4X7. Our telephone number is 780.756.1668. Our fiscal year end is April 30.

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

KWest Alberta is a business specializing in land banking, real estate syndication and management. On June 10, 2009 KWest Alberta acquired a 75 acre parcel of land located in Sturgeon County, Alberta. The parcel is situated about 2 miles east of Redwater, Alberta and 3¾ miles north of the Alberta Industrial Heartland which is targeted to be the future site for oil sand upgraders (heavy oil processing facilities) in Alberta.

Concurrently with the purchase of the Sturgeon Country property, KWest Alberta sold a 90% ownership interest in the property, to Kimura Lake Estate Inc, Kwest Alberta maintains a 10% ownership interest in the 75 acre parcel of land for Kimura Lake Estate and maintains a 10% ownership interest. Our officers and directors, Stolfin Wong and Eric Lo are also directors and officers of Kimura Lake Estate Inc. and of the corporation from which we originally acquired the property.

As a management company, through KWest Alberta, we assist Kimura Lake Estate in syndicating the land through our sales team by splitting the full parcel into separate half acre (1 unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to land investors. Our 10% interest provides us with 15 units of undivided interest not for syndication and Kimura Lake Estate has 135 units (90%) of undivided interest to syndicate. Once the land is syndicated, we intend to work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land. We endeavour to generate revenue in the form of management fees derived from managing syndicated land as well as the sale of subdivided land parcels.

During the six months ended October 31, 2013, we did not generate any revenues from our management of the Sturgeon Property.

On August 22, 2013 we entered into a share exchange agreement dated August 15, 2013 with Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation and the sole shareholder of Fuhuiyuan BVI, pursuant to which we agreed to purchase 100% of the issued and outstanding securities of Fuhuiyuan BVI in consideration of the issuance of 7,500,000 shares of our common stock (being 33.33% of our issued and outstanding voting securities). On October 31, 2013 we completed the acquisition and Fuhuiyuan BVI began operating as our wholly owned subsidiary. Upon closing, Ms. Jinglan Dong and Mr. Bowen Dong were appointed to our board of directors. .

Fuhuiyuan BVI is a newly formed trading company which holds certain sales agency rights pursuant to an agency agreement dated June 30, 2013 to act as international sales agent for Qingdao Fuhuiyuan Investment Co. Ltd., a China based purveyor of cosmetics, footwear, clothing and fashion accessories. Pursuant to the agency agreement, Fuhuiyuan BVI will be responsible for collecting payments made by overseas customers on behalf of Qingdao Fuhuiyuan as well as overseeing all sales related activities and expenditures, including overseas transportation, customs declaration, customs clearance and payment of taxes. In consideration of the agency services provided by Fuhuiyuan BVI, Qindao Fuhuiyuan will pay to Fuhuiyuan BVI 20% of gross value of sales under the agency agreement. The agency agreement is for a perpetual term and may be terminated by either party with 2 months notice.

The products currently distributed by Fuhuiyuan BVI under the agency agreement with Qindao Fuhuiyuan include the following:

  Ying Cui Cao Ben brand skin care products, which have received ISO 9001:2008 certifications and comply with the highest manufacturing standards regulated by the Cosmetics Good Manufacturing Practices (GMP) of both the United States and European Union;
  Dancing brand leather footwear, bags and accessories;
  Fuyuan brand jewelry , a line of crystal inlay silver jewelry

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2013, which are included herein.

Our operating results for the three months ended October 31, 2013 and 2012 are summarized as follows:

		Three Months Ended				Six Months Ended
		October 31,				October 31,
		2013		2012		2013		2012
Revenue		$155,565	$	Nil		$155,565	$	Nil
Cost of goods sold		$124,452	$	Nil		$124,452	$	Nil
Administration fees		$4,200	$	Nil		$5,513	$	Nil
Commission fees	$	Nil	$	Nil	$	Nil	$	Nil
Consulting fees	$	Nil	$	Nil	$	Nil	$	Nil
Depreciation		$862		$861		$1,723		$1,723
Office and general		$11,379		$3,224		$40,021		$4,281
Professional fees		$19,942		$1,817		$26,608		$3,172
Rent		$2,500		$7,499		$9,998		$14,997
Net Income (Loss)		$(7,770)		$(13,401)		$(52,750)		$(24,173)

For the three months ended October 31, 2013, our net loss decreased by $5,631 as compared to the three months ended October 31, 2012. For the six months ended October 31, 2013, our net loss increased by $28,577 as compared to the six months ended October 31, 2012. Our expenses increased primarily due to additional expenses related to the acquisition of Fuhuiyuan International Group (Holdings) Limited.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2013	2013
Current Assets	$80,397	$76,293
Current Liabilities	$641,478	$608,456
Working Capital (Deficit)	$(561,081)	$(498,718)

Our total current assets as of October 31, 2013 were $80,397 as compared to total current assets of $76,293 as of April 30, 2013. The increase was primarily due to higher cash balance. Our total current liabilities as of October 31, 2013 were $641,478 as compared to total current liabilities of $608,456 as of April 30, 2013. The increase in current liabilities was attributed to accounts payable.

Cash Flows

	Six Months Ended
	October 31,
	2013		2012
Net Cash Provided by (Used in) Operating Activities	$(19,534)		$(648)
Net Cash Provided by (Used in) Investing Activities	$51,700	$	Nil
Net Cash Provided by (Used in) Financing Activities	$(27,584)		$(1,381)
Increase (Decrease) in Cash and Cash Equivalents During the Period	$4,582		$(2,029)

Operating Activities

Cash used in operating activities during the six months ended October 31, 2013 increased from $658 used in operating activities for the six months ended October 31,2012 to $19,534 which was primarily due to higher accounts payable and advance from related parties.

Investing Activities

Cash provided by investing activities during the six months ended October 31, 2013 increase from $Nil for the six months ended October 31, 2012 to $51,700 which was primarily due to cash acquired from the acquisition of Fuhuiyuan International Group (Holdings) Limited.

Financing Activities

The increase in cash used by financing activities during the six month period ended October 31, 2013 is primarily a result of redemption of preferred shares by shareholders.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$50,000
Management and operating costs	12 months	$100,000
Salaries and consulting fees	12 months	$75,000
General and administrative expenses	12 months	$25,000
Total		$250,000

We plan to use a portion of the above funds for expenses related to our subsidiary, Fuhuiyuan BVI.

We intend to meet our cash requirements for the next 12 months through a combination of cash flow from operations and either debt financing or equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to generate or raise the full $275,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on expanding our operations, particularly with our subsidiary, Fuhuiyuan BVI.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of our company’s management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Our company's significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements contained in our company's Annual Report on Form 10-K for the year ended April 30, 2013. There were no material changes to our company's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2013, we issued 7,500,000 shares of our common stock pursuant to the terms of the share exchange agreement dated August 15, 2013. These shares were issued to one purchaser in reliance upon the exemption from registration contained in Rule 903of Regulation S of the Securities Act of 1933 based on the fact that the sales were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S and that the investor was not a “U.S. person(s)”, as that term is defined in Rule 902(k) of Regulation S.

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

(21)	List of Subsidiaries
21.1	KWest Investments & Development Inc., an Alberta, Canada company – Wholly owned. Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

FUHUIYUAN INTERNATIONAL HOLDINGS
LIMITED
(Registrant)

Dated: December 16, 2013	/s/ Stolfin Wong
Stolfin Wong
President, Chief Executive Officer, Chief Financial
Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)