Form 10-Q
period 2014-01-31
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2014-03-19
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

Or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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
19,500,000 common shares issued and outstanding as of March 14, 2014.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

Our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2014 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED BALANCE SHEETS
As at January 31, 2014 and April 30, 2013
Stated in Canadian Dollars
(Unaudited)

	January 31,	April 30,
	2014	2013

ASSETS

Current
Cash and cash equivalents	$88,952	$360
Current assets - discontinued	-	75,933
	88,952	76,293

Long term assets - discontinued	-	33,445

Total Assets	$88,952	$109,738

LIABILITIES

Current
Accounts payable and accrued liabilities	$149,634	$22,574
Due to related parties – Note 7	1,112	33,704
Current liability - discontinued	-	552,178
	150,746	608,456

Long term liability - discontinued	-	274,074
Total Liabilities	150,746	882,530

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each Issued 19,500,000 common shares (April 30, 2013 - 15,000,000)	1,950	1,500
Additional paid in capital	882,876	73,261
Accumulated deficit	(950,724)	(879,053)
Accumulated other comprehensive income	4,104	-
	(61,794)	(804,292)
Equity attributable to noncontrolling interest	-	31,500
Total Stockholders' Deficit	(61,794)	(772,792)

Total Liabilities and Stockholders' Deficit	$88,952	$109,738

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and nine months ended January 31, 2014 and 2013
Stated in Canadian Dollars
(Unaudited)

	3 Months Ended January 31		9 months Ended January 31
	2014	2013	2014	2013

Revenues
Sales revenue	$-	$-	$160,365	$-
Cost of goods sold	-	-	128,292	-

Net Profit	-	-	32,073	-
Expenses
Administration fees	4,725	-	10,238	-
Consulting fees	10,500	-	10,500	-
Office and general	16,337	1,566	54,140	3,155
Professional fees	4,923	12,039	34,921	15,211
Rent	-	-	-	-
	(36,485)	(13,605)	(109,799)	(18,366)

Other income - gain on sale of property to related party	17,688	-	17,688	-

Net loss from continuing operations	(18,797)	(13,605)	(60,038)	(18,366)

Loss from discontinued operations	-	(2,541)	(10,549)	(21,952)
Net loss for the period	(18,797)	(16,146)	(70,587)	(40,318)

Other comprehensive income
Foreign currency translation	5,428	-	4,104	-
Comprehensive loss for the period	(13,369)	(16,146)	(66,483)	(40,318)

Dividend attributable to noncontrolling interest	-	(766)	(1,084)	(2,157)

Comprehensive loss attributed to equity stockholders	$(13,369)	$(16,912)	$(67,567)	$(42,475)

Basic and diluted loss per share	$(0.001)	$(0.001)	$(0.004)	$(0.001)

Weighted average number of shares outstanding	21,521,739	15,000,000	19,059,847	15,000,000

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period ended April 30, 2013 and January 31, 2014
Stated in Canadian Dollars
(Unaudited)

						Equity	Equity
					Accumulated	attributable	attributable
			Additional		Other	to	to	Total
	Common Stock		Paid in	Retained	Comprehensive	Fuhuiyuan	noncontrolli	Shareholders
	Shares	Amount	Capital	Earnings	Income	shareholders	ng interest	' Equity

Balance, May 1, 2012	15,000,000	$1,500	$73,261	$(57,445)	$-	$17,316	$36,500	$53,816

Redemption of preferred shares	-	-	-	-	-	-	(5,000)	(5,000)

Net loss for the year ended April 30, 2013	-	-	-	(818,750)	-	(818,750)	-	(818,750)

Dividends to noncontrolling interest	-	-	-	(2,858)	-	(2,858)	-	(2,858)

Balance, April 30, 2013	15,000,000	$1,500	$73,261	$(879,053)	$-	$(804,292)	$31,500	$(772,792)

Shares issued for 100% of common shares of Fuhuiyuan International Goup (Holdings) Limited	7,500,000	750	49,307	-	-	50,057	-	50,057

Redemption of preferred shares	-	-	-	-	-	-	(26,500)	(26,500)

Sale of subsidiary	(3,000,000)	(300)	760,308	-	-	760,008	(5,000)	755,008

Comprehensive loss for the period ended January 31, 2014	-	-	-	(70,587)	4,104	(66,483)	-	(66,483)

Dividends to noncontrolling interest	-	-	-	(1,084)	-	(1,084)	-	(1,084)

Balance, January 31, 2014	19,500,000	$1,950	$882,876	$(950,724)	$4,104	$(61,794)	$-	$(61,794)

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and nine months ended January 31, 2014 and 2013
Stated in Canadian Dollars
(Unaudited)

	9 months Ended January 31
	2014	2013

Operating activities

Net loss for period	$(70,587)	$(40,318)
Loss from discontinued operations	10,549	21,952
Changes in non-cash working capital balances
Accounts payable	127,060	18,230
Due to (from) related parties	(32,592)	-

Net cash from continuing operations	34,430	(136)

Investing activities
Cash received on sale of subsidiary	110	-
Cash received on shares issued	51,700	-

Net cash from continuing investing activities	51,810	-

Financing activities
Redemption of preferred shares	(26,500)	-
Dividend	(1,084)	(2,157)

Net cash from continuing financing activities	(27,584)	(2,157)

Cash flows from discontinued operations	1,794	(2,177)

Increase (decrease) in cash and cash equivalents during the period	60,450	(4,470)

Foreign exchange translation	4,104	-

Cash and cash equivalents, beginning of the period	24,398	4,874

Cash and cash equivalents, end of the period	$88,952	$404

Supplemental information

Interest paid	$-	$-

Income taxes paid	$-	$-

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
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

On January 1, 2014, the Corporation sold one of its subsidiaries, KWest Investments & Development Inc (See Note 5).

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

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s April 30, 2013 annual consolidated financial statements. Operating results for the nine month period ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ended April 30, 2014.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
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

NOTE 5 – DISPOSITION OF SUBSIDIARY

On January 17, 2014, the Corporation closed a Share Purchase and Sale Agreement pursuant to which the Corporation sold to 4 shareholders 100% of the issued and outstanding shares of common stock in its wholly owned subsidiary, KWest Investments & Development Inc. (“KWest Alberta”). In consideration, the 4 purchasers paid $110 ($100 USD) in cash and tendered to the Corporation for cancellation 3,000,000shares of common stock in the Company.

As a result of the disposition, the Corporation eliminated the following accounts and amounts from its consolidated balance sheet

Cash	$29,576
Current assets	52,400
Property and equipment	31,723
Current liabilities	(594,632)
Long-term liabilities	(274,074)
Additional paid in capital	(20,389)
Preferred shares – noncontrolling interest	5,000

The asset and liabilities of KWest Alberta as at April 30, 2013 have been reclassified as being from discontinued operations. Similarly, the operations and cash flows from KWest Alberta have been reclassified as being discontinued for both the current periods and the similar period for the previous periods.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(UNAUDITED)

Stated in Canadian dollars

NOTE 6 – EQUIPMENT

January 31, 2014
Accumulated
	Cost	Depreciation	Net
Furniture and computers	$-	$-	$-
Leasehold improvements	-	-	-

	$-	$-	$-

			April 30, 2013
Furniture and computers		Accumulated
Leasehold improvement	Cost	Depreciation	Net
	$17,227	$13,782	$3,445
Furniture and computers	15,506	15,506	-
Leasehold improvement	$32,733	$29,288	$3,445

NOTE 7 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended January 31, 2014:

		January 31, 2014		April 30, 2013
	Current	Non-Current	Current	Non-Current
Due to related party	$1,112	$-	$148,955	$274,074

Current advances from related parties represent advances from a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014
(UNAUDITED)

Stated in Canadian dollars

NOTE 8 - CAPITAL STOCK

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

On January 31, 2013, the Corporation cancelled 3,000,000 common shares of the Corporation as a result of the disposal of its subsidiary (See Note 5).

As at January 31, 2013, there were no warrants or options outstanding.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Fuhiyuan International Holdings Limited and our wholly-owned subsidiary, Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have one wholly-owned subsidiary, Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation. Our principal executive offices are located at Suite 204, 15615 102 Avenue, Edmonton, Alberta, T5P 4X7. Our telephone number is (780)756-1668. Our fiscal year end is April 30.

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

On June 7, 2010 we entered into a share exchange agreement with KWest Investments & Development Inc. (“KWest Alberta”) and all of its shareholders whereby we acquired KWest Alberta and its 10% ownership in the Sturgeon County Property in Alberta for 9,555,000 shares of our common stock. KWest Alberta is a business specializing in land banking, real estate syndication and management. On June 10, 2009, KWest Alberta acquired a 75 acre parcel of land located in Sturgeon County, Alberta. The parcel is situated about 2 miles east of Redwater, Alberta and 3¾ miles north of the Alberta Industrial Heartland which is targeted to be the future site for oil sand upgraders (heavy oil processing facilities) in Alberta.

Concurrently with the purchase of the Sturgeon Country property, KWest Alberta sold a 90% ownership interest in the property, to Kimura Lake Estate Inc., KWest Alberta maintains a 10% ownership interest in the 75 acre parcel of land for Kimura Lake Estate and maintains a 10% ownership interest. Our former officers and directors, Stolfin Wong and Eric Lo are also directors and officers of Kimura Lake Estate Inc. and of the corporation from which we originally acquired the property.

As a management company, through KWest Alberta, we were to assist Kimura Lake Estate in syndicating the land through our sales team by splitting the full parcel into separate half acre (1 unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to land investors. Our 10% interest provided us with 15 units of undivided interest not for syndication and Kimura Lake Estate had 135 units (90%) of undivided interest to syndicate. Once the land was syndicated, our plan was to work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land. We endeavoured to generate revenue in the form of management fees derived from managing syndicated land as well as the sale of subdivided land parcels. However, we did not generate any revenues from our management of the Sturgeon Property.

Our Current Business

On August 22, 2013, we entered into a share exchange agreement dated August 15, 2013, with Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation (“Fuhuiyuan BVI”) and the sole shareholder of Fuhuiyuan BVI, pursuant to which we agreed to purchase 100% of the issued and outstanding securities of Fuhuiyuan BVI in consideration of the issuance of 7,500,000 shares of our common stock (being 33.33% of our issued and outstanding voting securities). On October 31, 2013, we completed the acquisition and Fuhuiyuan BVI began operating as our wholly owned subsidiary. Upon closing, Ms. Jinglan Dong and Mr. Bowen Dong were appointed to our board of directors.

Fuhuiyuan BVI is a newly formed trading company which holds certain sales agency rights, pursuant to an agency agreement dated June 30, 2013, to act as international sales agent for Qingdao Fuhuiyuan Investment Co. Ltd., a China based purveyor of cosmetics, footwear, clothing and fashion accessories. Pursuant to the agency agreement, Fuhuiyuan BVI will be responsible for collecting payments made by overseas customers on behalf of Qingdao Fuhuiyuan as well as overseeing all sales related activities and expenditures, including overseas transportation, customs declaration, customs clearance and payment of taxes. In consideration of the agency services provided by Fuhuiyuan BVI, Qindao Fuhuiyuan will pay to Fuhuiyuan BVI 20% of the gross value of sales under the agency agreement. The agency agreement is for a perpetual term and may be terminated by either party with two months notice.

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
  Fuyuan brand jewelry , a line of crystal inlay silver jewelry

On January 17, 2014, we entered into and closed a share purchase and sale agreement dated January 1, 2014 pursuant to which we sold to four shareholders of our company, namely Stolfin Wong, our former president and director, Eric Lo, our former director, Hon Ming Tony Wong, and Willie Chan, 100% of the issued and outstanding securities in our wholly owned subsidiary, KWest Alberta. In consideration of the sale of KWest Alberta, the four purchasers tendered to our company for cancellation 3,000,000 common shares in our capital stock and a payment of $100.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended January 31, 2014, which are included herein.

Our operating results for the three months ended January 31, 2014 and 2013 are summarized as follows:

		Three Months Ended				Nine Months Ended
		January 31,				January 31,
		2014		2013		2014		2013
Revenue	$	Nil	$	Nil		$160,365	$	Nil
Cost of goods sold	$	Nil	$	Nil		$128,292	$	Nil
Administration fees		$4,725	$	Nil		$10,238	$	Nil
Commission fees	$	Nil	$	Nil	$	Nil	$	Nil
Consulting fees		$10,500	$	Nil		$10,500	$	Nil
Depreciation	$	Nil	$	Nil	$	Nil	$	Nil
Office and general		$16,337		$1,566		$54,140		$3,155
Professional fees		$4,923		$12,039		$34,921		$15,211
Rent	$	Nil	$	Nil	$	Nil	$	Nil
Net Income (Loss)		$(18,797)		$(16,146)		$(70,587)		$(40,318)

For the three months ended January 31, 2014, our net loss increased by $2,651 as compared to the three months ended January 31, 2013 to $18,797. For the nine months ended January 31, 2014, our net loss increased by $30,269 as compared to the nine months ended January 31, 2013 to $70,587. Our expenses increased primarily due to additional expenses related to the acquisition of Fuhuiyuan BVI.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	April 30,
	2014	2013
Current Assets	$88,952	$76,293
Current Liabilities	$150,746	$608,456
Working Capital (Deficit)	$(61,794)	$(498,718)

Our total current assets as of January 31, 2014 were $88,952 as compared to total current assets of $76,293 as of April 30, 2013. The increase was primarily due to the acquisition of Fuhuiyuan BVI. Our total current liabilities as of January 31, 2014 were $150,746 as compared to total current liabilities of $608,456 as of April 30, 2013. The decrease in current liabilities was primarily attributed to the divestiture of KWest Alberta.

Cash Flows

	Nine Months Ended
	January 31,
	2014		2013
Net Cash Provided by (Used in) Operating Activities	$34,430		$(136)
Net Cash Provided by (Used in) Investing Activities	$51,810	$	Nil
Net Cash Provided by (Used in) Financing Activities	$(27,584)		$(2,157)
Increase (Decrease) in Cash and Cash Equivalents During the Period	$60,450		$(4,470)

Operating Activities

Cash provided by operating activities during the nine months ended January 31, 2014 increased from $136 compared to cash used in operating activities for the nine months ended January 31, 2013 to $34,430 which was primarily due to increase in accounts payable.

Investing Activities

Cash provided by investing activities during the nine months ended January 31, 2014 increased from $Nil for the nine months ended January 31, 2013 to $51,810 which was primarily due to cash acquired from the acquisition of Fuhuiyuan BVI.

Financing Activities

The increase in cash used in financing activities during the nine month period ended January 31, 2014 is primarily as a result of the redemption of preferred shares by and the divestiture of the company’s subsidiary, KWest Alberta.

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

If we are not able to generate or raise the full $250,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on expanding our operations, particularly with our subsidiary, Fuhuiyuan BVI.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

Subsequent to the closing of the share purchase and sale agreement, on January 20, 2014, our board of directors accepted the resignations of Stolfin Wong as our president, chief executive officer, chief financial officer, treasurer and director and Eric Lo, as our secretary and director. The resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrent with the resignations of Messrs. Wong and Lo, on January 20, 2014, we appointed Jinglan Dong as our president and chief executive officer and Billy Tung as our chief financial officer, secretary, treasurer, and as a director on our board of directors.

Our board of directors now consists of three directors, Billy Tung, Bowen Dong and Jinglan Dong. Bowen Dong and Jinglan Dong are husband and wife. There are no other family relationships among our officer or directors.

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

10.3

Share Exchange Agreement dated August 15, 2013 with Fuhuiyuan International Group (Holdings) Limited and its Selling Shareholders (Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2013)

10.4

Share Purchase and Sale Agreement dated January 1, 2014 with KWest Investments & Development Inc., and the Selling Shareholders (Incorporated by reference to our Current Report on Form 8-K filed on January 22, 2014)

(21)	List of Subsidiaries

21.1	Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation

(31)	Rule 13a-14(d)/15d-14(d) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

FUHUIYUAN INTERNATIONAL HOLDINGS
LIMITED
(Registrant)

Dated: March 19, 2014	/s/ Jinglan Dong
Jinglan Dong
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 19, 2014	/s/ Billy Tung
Billy Tung
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting
Officer)