Form 10-K
period 2014-04-30
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2014-08-05
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [    ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2013 was $497,175 based on a $0.06 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
19,500,000 common shares as of July 30, 2014.

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (CDN$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Fuhuiyuan International Holdings Limited and our wholly-owned subsidiaries, Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have one wholly-owned subsidiary, Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation. Our principal executive offices are located at Suite 204, 15615 102 Avenue, Edmonton, Alberta, T5P 4X7. Our telephone number is (780)756-1668. Our fiscal year end is April 30.

On July 16, 2013, our board of directors and a majority of our stockholders approved a change of name of our company from KWest Investment International Ltd. to Fuhuiyuan International Holdings Limited. A Certificate of Amendment was filed with the Nevada Secretary of State on July 29, 2013, with an effective date of August 7, 2013. The amendment was approved by Financial Industry Regulatory Authority (FINRA) with an effective date of August 7, 2013. Our trading symbol is “KWIT”. Our CUSIP number is 359535 101.

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

On January 17, 2014, we entered into and closed a share purchase and sale agreement dated January 1, 2014 pursuant to which we sold to four shareholders of our company, namely Stolfin Wong, our former president and director, Eric Lo, our former secretary and director, Hon Ming Tony Wong, and Willie Chan, 100% of the issued and outstanding securities in our wholly owned subsidiary, KWest Alberta. In consideration of the sale of KWest Alberta, the four purchasers tendered to our company for cancellation 3,000,000 common shares in our capital stock and a payment of $100.

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

Fuhuiyuan BVI is a newly formed trading company which holds certain sales agency rights, pursuant to an agency agreement dated June 30, 2013, to act as international sales agent for Qingdao Fuhuiyuan Investment Co. Ltd. (“Qingdao Fuhuiyuan”), a China based purveyor of cosmetics, footwear, clothing and fashion accessories. Pursuant to the agency agreement, Fuhuiyuan BVI will be responsible for collecting payments made by overseas customers on behalf of Qingdao Fuhuiyuan as well as overseeing all sales related activities and expenditures, including overseas transportation, customs declaration, customs clearance and payment of taxes. In consideration of the agency services provided by Fuhuiyuan BVI, Qindao Fuhuiyuan will pay to Fuhuiyuan BVI 20% of the gross value of sales under the agency agreement. The agency agreement is for a perpetual term and may be terminated by either party with two months’ notice.

Qingdao Fuhuiyuan is a multi-industry business based out of Qingdao, China, having established a foundation in the luxury goods sector. Since 2007, the company has been engaged in the production and distribution of cosmetics, leather goods, and jewelry, primarily in China. Over the years, the company oversaw the establishment of a number of operating subsidiaries in each industry which include: Beautyoung (Hong Kong) International Co., Ltd., Qingdao Beautyoung Cosmetics Co., Ltd., Meizhonghui Trading Co., Ltd., and Fuyuan Jewelry Co., Ltd. Within its umbrella of subsidiaries, the company maintains a diversified brand portfolio of domestic Chinese brands, namely, Ying Cui Cao Ben Cosmetics, Dangcing Leather, and Fuyuan Jewelry.

Products

The products currently distributed by Fuhuiyuan BVI under the agency agreement with Qingdao Fuhuiyuan include the following:

  Ying Cui Cao Ben brand skin care products, which have received ISO 9001:2008 certifications and comply with the highest manufacturing standards regulated by the Cosmetics Good Manufacturing Practices (GMP) of both the United States and European Union;
  Dangcing brand leather footwear, bags and accessories;
  Fuyuan brand jewelry , a line of crystal inlay silver jewelry

Ying Cui Cao Ben is a cosmetics brand created by Qingdao Fuhuiyuan’s subsidiary Beautyoung (Hong Kong) International Co., Ltd.

Ying Cui Cao Ben’s products contain Laoshan green tea polyphenols, which promote cleaner and healthier skin. Ying Cui currently manufactures six lines of skincare products and a small number of standalone cosmetics under its existing brand, all designed with individual needs of today’s consumers in mind. Each of its six beauty collections, Cherry Blossom whitening series, Saussurea moisturizing series, Immortelle regenerating series, Rose brightening series, Blue Daisy flawless repair series, and Peony rejuvenating series, encompasses five to nine products together to create a complete beauty regimen suitable for skins of all types.

The production plant where Ying Cui products are manufactured employs 11 sets of automated cosmetic production lines. Ying Cui has obtained the ISO 9001:2008 certifications and complies with the highest manufacturing standards regulated by the Cosmetics Good Manufacturing Practices (GMP) of both the United States and European Union.

Sourcing and Production

Ying Cui closely monitors leading trends in the global cosmetics industry in an effort to continually update and develop value-added products through upgrades in products formulas and technology. Ying Cui takes pride in the acquisition of raw materials from around the world, obtaining natural extracts of various plant species such as Roman chamomile, Bulgarian rose, French lavender, American witch-hazel, and German apricot kernels. Ying Cui Cao Ben works closely with a number of quality oversea suppliers, including German chemical company, BASF, French chemical company, SEPPIC, Spanish cosmetics research company, Lipotec, and Dutch-based life sciences and materials sciences company, DSM, to procure quality ingredients and materials.

Throughout the years, Ying Cui has worked with Korean, Japanese, American, Taiwanese, and Singaporean high-tech cosmetics research and development centers to conduct comprehensive testing to ensure product efficacy and safety. With the support of a team of skilled cosmetics and medical experts, Ying Cui strives to identify emerging trends and skincare habits. Through continuous research and development, the company aims to produce higher quality, safer, and more effective products to our consumers.

From raw materials to finished products, stringent quality control is enforced at every level of the manufacturing process. Supervision and monitoring is performed in each step of the assembly line to ensure the efficient and consistent production of potent and stable products.

Leather

Dangcing, (pronounced “dancing”) is a dance inspired footwear brand offering leather footwear, leather bags, furs, and apparel to the fashion conscious female consumers. Dangcing’s design philosophy embodies energy, youth, fashion, and comfort, Dangcing shoe are largely inspired by dance shoes and feature vibrant candy inspired colours. Elements of sex appeal are integrated to enhance sensuality and glamour. Ultimately, each pair of Dangcing shoes is handmade by skilled artisans, producing a product that is soft and comfortable, attending to the health and lives of the modern day woman.

Jewelry

Fuyuan Jewelry specializes in the production of crystal inlay silver jewelry. Its most significant markets for export are India, Dubai, and Canada.

The Fuyuan Jewelry brand is further separated into two divisions: Fusheng Jade and Fuyuan Silver. Products sold under Fusheng Jade include Burmese jade, Hetian jade, and Xiuyan jade amongst others. Each product is Grade A certified and accompanied by a certificate of authenticity specifying the origin of the materials included. Fuyuan Silver represents the larger of the two divisions. Featuring 935 sterling silver inlaid with Swarowski crystals and natural zircon, the company captures a large domestic and international market with “shine” and “love” themed designs. .

Future Opportunities

In adapting to the ever changing taste and demand of the consumer market, Qingdao Fuhuiyuan, prioritizes in the continuous research and development of new and innovative products, in bringing about a diversity of products that appeal to different target groups.

Ying Cui Cao Ben. Over the past six years, Qingdao Fuhuiyuan has worked rigorously to build a solid foundation in the cosmetics industry. The company has reaped success in bringing Ying Cui Cao Ben not only across China, but also into markets worldwide. With its skincare products gaining a strong foothold, the company intends to gradually diversify its product portfolio and expand into make-up and personal care products, with hopes of forming a complete and comprehensive brand in the field of cosmetics.

Dangcing. Dangcing’s current product offerings mainly concentrate on women’s shoes and bags. The company intends to extend its brand to encompass a ‘fast-fashion’ apparel line, and retailing its clothing in shopping centers across China.

Fuyuan Jewelry. Since inception, the company has focused on the production of crystal inlay silver jewelries as the flagship products of the Fuyuan brand. By concentrating on its core products, Fuyuan Jewelry was able to penetrate into the Chinese accessories market as well as achieve limited international exports. The Qingdao Fuhuiyuan brand aims to continue its focus in crystal inlay, but at the same time answer to current market demand and pursue entry into the growing market for jade inlay gold and silver accessories.

Market and Industry Conditions

According to Bain & Company, the global luxury goods market will continue to experience gains in 2014 of 4 to 6 percent, although with considerably regional variation. In the Asia Pacific region, where our sales efforts are focused, markets are strongest in Southeast Asia, followed by China and South Korea. China, though maintaining low single digit growth in real terms, continues to boast a customer base that leads the world in terms of overall luxury consumption

Among products, accessories are expected to be the strongest driver of the market’s performance, followed by jewelry, watches and other “hard” luxury goods; apparel and beauty products will see more modest growth. Men’s bags and menswear are trending and have the greatest momentum. (Bain & Company: Luxury Goods Worldwide Market Study (Spring 2014)).

Market Analysis

Cosmetics

Over the past two decades, global cosmetics market has grown by a Compound Annual Growth Rate (CAGR) of 4.5 percent with annual growth rates ranging from 3 to 5.5 percent. During this period from 1998 to 2010, total cosmetics sales more than doubled, from 166.1 billion USD to 382.3 billion USD. Since the turn of the century, growth in the cosmetic markets has largely been driven by the BRIC countries (Brazil, Russia, India, and China). These four countries alone accounted for 21 percent of the global beauty industry in 2010 and their share is forecasted to increase to 25 percent of the total market value by 2015.

China, today, is the largest emerging cosmetics market in the world. Total cosmetics and toiletries market in China was valued at 24 billion USD in 2010, more than triple the sales value in 2000. In 2012, cosmetic sales in China ranked third globally, after the United States and Japan.

Leather

According to Bain & Company’s annual luxury goods worldwide market study, in 2012, the global sales of accessories have dominated the luxury goods market with a combined increase of 14 percent in leather goods and shoes. Leather goods and other accessories are expected to continue its growth in 2013 at a pace surpassing other categories within the luxury goods market.

In 2011, the total production value of the hide and leather industry in China was approximately 254 billion USD. Production value is forecasted to increase to 278 billion USD while consumption value is expected to increase to 124 billion USD by 2015.

Jewelry

The global market for jewelry is expected to surpass 257 billion USD in 2017 at a CAGR of over 5 percent in the next five years. Currently, the United States accounts for the largest jewelry market in the world with more than half of its market being dominated by the diamond jewelry segment. However, in the forthcoming years, the market will be largely driven by the Asia Pacific regions, predominately by China and India, the two largest consumers of gold in the world and holders of the majority of the processing and manufacturing industry for jewelry.

China has become the second largest jewelry market after the United States. In 2012, total retail sales of jewelry were 400 billion RMB, representing a growth of 16 percent. Gold jewelry consumption in China accounts for roughly 50 percent of the total jewelry consumption. In 2012, gold consumption in China reached 832.2 tonnes, up 9.3 percent year-on-year, of which 502.8 tonnes were attributed to gold jewelry, an increase of 12.2 percent year-on-year. In 2011, the consumption of platinum jewelry was 52.4 tons, accounting for 68.3 percent of the global total consumption of platinum jewelry. Diamond consumption is growing at an annual rate of 15 percent, with more than 25 billion RMB in consumption in 2011, surpassing Japan for the first time, and ranking second in the world. China is the world's largest jade processing and consuming country with an annual consumption of jade of more than 20 billion RMB. The annual production of pearl is approximately 1,400 tons, accounting for more than 95 percent of the world’s annual production of pearl.

Market Trends in Cosmetics

Green and Sustainability

Rising concerns for health safety, increasing green consciousness, and growing consumer’s awareness about the hazards in synthetic chemicals have fueled the demand for organic personal care products. Global demand for organic personal care products was over 7.6 billion USD in 2012 and is expected to reach 13.2 billion USD by 2018, growing at a CAGR of 9.6 percent. The United States is currently the largest market for organic personal care products. While demand from the states is estimated to grow at a CAGR of 10.2 percent from 2012 to 2018, North America accounts for over one third of the global demand and is expected to chart the largest growth at a CAGR of 9.8 percent from 2012 to 2018.

Product safety has been an ongoing concern in China’s cosmetics market. Chinese consumers’ increasing concerns over product safety has become a major growth driver for green products. With the rise of consumer incomes and change in lifestyles, Asia Pacific has become one of the fastest growing regions for the organic cosmetics industry. Specifically, products with herbal and natural ingredients, stemming from an attachment to Chinese traditional medicine, are highly appreciated for their perceived efficacy and authenticity.

In addition to product safety, consumers are also placing increasing emphasis on the sustainable initiatives undertaken by cosmetics companies in the production of their products. The use of renewable energy sources, carbon emissions offset, animal testing, and fair trade initiatives all become determining factors for today’s informed consumers.

Product Diversification

Continued product diversification in the context of product prices is becoming evident in the beauty industry. Key players in the cosmetics market have increased efforts to widen their product portfolios in response to fierce competition and growing consumer needs. A number of international and domestic brands are extending their products into the premium segment to complete with existing luxury brands while others emerge into more mature markets with slightly lower-end mass products lines (masstige) that are perceived to offer the same beneficial value as their premium counterparts.

Scientifically-Advanced Innovation

Cosmetic products are manufactured on the basis of an increasingly advanced research, formulas, and technologies. Consumers expect new elements to be continuously introduced into skincare products for better and more believable efficacy as high-technology and power ingredients are perceived to bring aspirational and credible promises to the products.

E-Commerce

Over the past decade, the cosmetics industry had experienced a rapid growth of sales over the internet as traditional beauty retailers are keen to explore opportunities online. In 2010, more than 11 billion USD worth of sales were online transactions. The market share of internet sales in China increased from 0.8 percent in 2007 to 5 percent in 2011 and the transaction value of online retail market was estimated at 187.9 billion USD in 2012 (up by 53 percent year-on-year). Cosmetics and personal care products ranked third in China among the most popular categories consumer purchased online in 2011. Although the use of online channel is still largely served as brand building and promotional purpose, opportunities for growth are enormous in the years to come. It is estimated that more than 40 percent of the world’s population will be on the internet in 2020 with 711 million being Chinese users and 281 million US users; and half of all internet users will be residing in Asia.

Men

Men’s grooming is set to be one of the fastest-growing categories in beauty and personal care, predicted to add approximately 4 billion USD to its global value size by 2014. As attitudes to the concept of masculinity change, men are beginning to recognize the importance of a skincare regimen. Although skincare remains predominantly a female market, growth in men’s products are rapidly catching up. In 2009, men’s skincare sector in China grew by 27 percent and 40 percent in 2010, five times faster than the female skincare market. Men’s skincare is the most dynamic category and is predicted to continue to outperform other men’s grooming categories through 2014.

Industry Analysis

Despite the weakened global economy and its subsequent impact on the luxury market, China’s consumer market continues to demonstrate huge growth potential. The demand for luxury goods in China continues to rise steadily, driven by a number of positive factors such as rising household disposable income and higher luxury spending, growing number of affluent and middle class, ongoing urbanization, and the increasing number of travelling Chinese.

Rising Disposable Income

A stable and continuous economic growth has significantly increased the disposable income levels per households in China. According to the National Bureau of Statistics of China, growth of household disposable income has been most prominent in the highest income category, registering 14.5 percent, followed by high income households at 12.8 percent, and upper middle income households at 12.1 percent. The segment of the population represents the biggest consumer of luxury goods. It is expected that household income will continue to rise as the Chinese government strives to double the per capita household income by 2020 to stimulate domestic consumption.

Rise of the Middle Class

The fast growing Chinese middle class has a crucial impact on sales volume and consumption patterns of luxury goods. The middle class includes households with annual income between 7,200 and 60,000 USD. At present, it accounts for 23 percent of the entire population, and according to the National Bureau of Statistics of China statistics, it will encompass 50 percent of all households by 2020. The burgeoning middle class is one of the major forces driving luxury consumption in China.

Urbanization

According to the National Bureau of Statistics of China, urban population stood at 712 million at the end of 2012, with urbanization rate reaching 52.6 percent. Urbanization has become the top priority of the Chinese government with focus in promoting the development of small- and medium-sized cities and towns in recent years. By 2020, urbanization rate is expected to rise above 60 percent. Growth of luxury goods consumption depends largely on urbanization processes, as there is a difference of 3-to-1 ratio in disposable incomes between urban and rural areas, which is further reflected in consumption levels. An increase of the urbanization ratio by 1 percent translates into consumption growth of 1.6 percent. It is predicted that smaller cities with population less than 1.5 million will be the major force driving China’s economy growth in the next two decades.

Rise in Travelling Chinese

Chinese consumers have strong preference for shopping luxury goods overseas. According to a report by KPMG, 72 percent of travelling Chinese consumers would purchase luxury items during their overseas trips. Bain & company estimated that overseas consumption of luxury goods (including Hong Kong and Macau) accounted for around 60 percent of the total Chinese luxury spending in 2012. The rising tendency for Chinese consumers to buy luxury goods abroad is due in part to the growing ease of travelling abroad, as well as the price difference of luxury goods sold in China and overseas markets.

The easing of visa requirements for Chinese tourists travelling abroad has led to a huge jump in the number of Chinese outbound tourists in recent years. China National Tourism Administration indicated that the total number of Chinese outbound tourists exceeded 80 million USD in 2012, an increase of 15 percent year-on-year, bringing their spending to 130 billion USD. Chinese consumers now make half of the luxury purchases in all of Asia and nearly one third of those in Europe.

Price savings is the main reason that Chinese consumers prefer shopping overseas. The huge price gap between luxury goods sold in China and abroad has led to massive luxury consumption outflow. High import duties and consumption tax levied on luxury goods imports have pushed up the prices of luxury goods in China. Increasing rental and labour costs and a relatively inefficient distribution and logistics systems are also factors attributable to the high prices of luxury goods in China.

Surge in Credit Card Users

China has witnessed a surge in the use of credits cards in recent years. In 2011, China’s credit card transactions totaled 7.75 trillion RMB, up 48 percent year-on-year while the number of credit cards issued was 285 million, up 24.3 percent year-on-year. MasterCard forecasted that the number of credit cards in China will reach 900 million by 2020. It is believed that the rapid expansion of the credit card market will help stimulate the immediate consumption of luxury goods in the country.

Marketing Strategies

Qingdao Fuhuiyuan’s chief objective is to extend its brand presence into the global markets through the use of its international agent, Fuhuiyuan International. The company’s overall strategy will be to register or acquire a foreign brand, granting domestic Chinese factories and wholly-owned overseas factories exclusive rights in production and sale. The company plans to establish overseas product showrooms in places such as North America, within Association of South-east Asian Nations (ASEAN), Europe, and Hong Kong, combining foreign marketing network, dealerships, and e-commerce to achieve market presence.

Pricing

Although Qingdao Fuhuiyuan operates within the luxury goods market, the goal of the company is to promote the concept of affordable luxuries across all of its products. Ying Cui Cao Ben Cosmetics caters not only to women of different skincare needs but also of varying spending habits. The company’s skincare collections range from affordable to premium, all designed to satisfy the consumption demand of women at all levels. The philosophy of Dangcing, our premium leather goods and apparel brand, is to bring about glamour and elegance without the burden of a hefty price tag. The company employs professional buyers to scout for fashion accessories and apparels of the latest trends around the world, to be reinvented and sold to our consumers, bringing the latest fashion into their wardrobe at a fraction of the price of designer brands. Last but not least, products produced by our jewelry brand, Fuyuan Jewelry, with crystal inlay silver accessories as the star of our products, are positioned to appeal to the mass market with its affordable pricings.

In establishing a consistent global brand image, Fuhuiyuan International aims to carry over this approach of affordable luxury in the pricings of its overseas products.

Sales and Distribution

Ying Cui Cao Ben currently has 23 agencies set up in eight provinces across China. Product distribution is achieved primarily through the use of distributors and agents. The company works closely with each of its sales agents to put in place a complete and worry-free sales strategy and refund policy, providing them with full support in both retailing and after-sale service. In 2012, Ying Cui Cao Ben launched its first ever online retail store, through Jingdong online shopping centre, a business-to-consumer online retailer. As of beginning of this year, the company extended its online presence to Taobao Marketplace, a consumer-to-consumer retail platform catered to small businesses and individual entrepreneurs in China. The company foresees the continual use of this online platform to bring about more exposure and positive outcomes in the future. In addition to the launch of its new e-commerce platform, the company has recently been certified in producing and marketing its products in the European Union. The debut into the European market will be another step forward in bringing the brand to international status.

Dangcing currently markets its products through its flagship and brick-and-mortar stores in Qingdao, China. In recent years, Dangcing is slowly moving into online retailing in order to strengthen brand presence across China.

Promotion

Advertising, in the form of commercials, is one of the most invested marketing tools the company employs in enhancing visibility and building brand awareness. Recognizing the influence celebrities have over consumer buying behavior, the company engaged Chinese celebrities, such as Benny Chan, Jiajia Deng, and Annie Man, to become the spokespersons for the products of Ying Cui Cao Bao and Dangcing Leather. Celebrity endorsements have proven to be especially successful in China as increasing consumerism makes it be considered a status symbol to purchase an endorsed product. In addition to commercials, product lines of Ying Cui Cao Ben are often featured in Chinese domestic printed media, such as Rayli Magazine, and fashion talk show, Pretty Women.

The use of internet has become such an integral part of everyday life, especially amongst the younger generation, that consumers nowadays often rely on the web for product information and exposure. Recognizing the need to adapt, the company has dived into the world of online retailing through well-known retail platforms, such as Taobao and Alibaba. In addition to the embrace of e-commerce, the company also makes use of notable social media in generating awareness and interest amongst new and current consumers. Chinese microblogging website, Weibo, with over 500 million registered users and a market penetration comparable to U.S. twitter, is one of the channels the company employs in providing product updates and reaching out to existing and prospective clienteles. In 2013, Weibo was named as the most popular social network for sharing information. Ultimately, with corporate websites becoming the norm of online retailing, Ying Cui Cao Ben and Dangcing each possess a website of their own as a direct means to deliver promotional and informational materials.

Exposure among industry professionals and public media is achieved through the attendance of renowned trade shows and events across the country. Trade shows attract thousands of exhibitors and buyers from around the world, offering international retailers unmatched opportunities to tap into the world’s most robust markets, sell products to thousands of prospective buyers from around the world, and presents a cost-effectively platform to market their brands on a global stage. China Beauty Expo, Qingdao International Jewelry Exhibition, and the Hong Kong Jewelry and Gem Fair are some of the events the company makes effort to attend annually.

Product showrooms, trade shows, and brand websites will form the basis of Fuhuiyuan International’s promotional campaign in the inception phase of market penetration. As the products gain traction in the overseas markets, the company will gradually pursue more comprehensive marketing efforts in publicizing and advertising. The primary objective in the initial stage of promotions aims to create brand awareness and interest, and familiarize overseas consumers with the benefits and appeal of the company’s brands and existing line of products.

Competition

Our company competes with thousands of domestic Chinese and international luxury goods producers operating in each of our fields of activity, namely cosmetics, leather goods, and jewelry.

In the cosmetics market, for example, it is estimated that over 4,000 enterprises are qualified to produce cosmetics in China. Among these, domestic players are thought to account for less than 20% of the market while foreign-invested enterprises and joint ventures take the largest share (80%). The rapid development of domestic cosmetics companies has, however, brought competition to and negatively affected the sales performance of their foreign counterparts in China. Despite the accelerated expansion of the domestic firms, the dominance of multi-national brands in the China market is unlikely to be affected in the short-term as they have strong research and development teams and enormous resources. In contrast, many nascent local brands are constrained by scarce resources. –

Among the larger mainland cosmetics producers, companies such as Chinfie, CMM, Houdy, Caisy and Longrich are competing with international brands and have built up reputations in the domestic Chinese market. Meanwhile, some long-established domestic Chinese brands like Pechoin, Maxam, Bee & Flower and Dabao are also rejuvenating existing products or developing new ones to meet the market demand for high-end branded luxury products. However, domestic brands still emphasize value-for-money and mostly target second and third-tier markets. –

Meanwhile, in the leather goods market segment, it is estimated that over 10,000 shoe manufacturers and 7,000 handbag/accessory manufacturers were operating in China in 2010, making China the largest exporter of leather goods and the 15th largest importer of leather goods.

Competition in the mainland leather goods and footwear market exists in three segments. First, import brands, which mainly come from the US and European countries such as Italy and Spain and they dominate the high-end market. Second, brands of Sino-foreign joint-venture enterprises, which mostly come from Hong Kong and Taiwan and, with their financial strength and design ability, they account for the lion’s share of the medium-range market (however, in recent years, some domestic brands have also successfully established a presence in this market segment). Third, brands produced by the multitude of local manufacturers which occupy the low-end market. While international brands have already penetrated the China market, many domestic enterprises are also starting to build their brands. A number of reputable local footwear brands have thus emerged, including Li Ning, Belle, Aokang, Anta and Daphne. –

In light of the vast competition that our business segments face both in China and abroad, we will compete with hundreds if not thousands of companies of varying sizes and having a wide range of products, resources and expertise. Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

  Manage our growth strategies in order prevent overextension;
  Protect and develop our product branding to distinguish our products;
  Capitalize on the market segmentation which results from increased competitive by developing specialized products;
  Provide outstanding customer service and rigid integrity in our business dealings.
  Identify international markets for our products to maximize our sales and distribution networks.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. Nevertheless, our management believes that is has taken all measures available to us in light of our financial resources to optimize our chances for successful competition.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Research and Development

We did not incur any research and development expenses during the years ended April 30, 2014 and 2013.

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

Risks Related to Our Business

We have a history of losses and minimal revenues, which raise substantial doubt about our ability to continue as a going concern.

From inception to April 30, 2014, we have incurred aggregate net losses of $189,791 We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when Qingdao Fuhuiyuan will require our agency services and the level of general economic conditions.

Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the success of our agency services, which themselves are subject to numerous risk factors as set forth below.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until Qindao Fuhuiyuan pays us the 20% of gross value of sales under the agency agreement. Our history of losses and minimal revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

In the past two years, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $275,000 to carry out our business plan for the next twelve months. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

Our ability to maintain our agency services will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

  support our planned growth and carry out our business plan;
  hire top quality personnel for all areas of our business; and
  address competing market developments.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a history of minimal revenues from operations and have no significant tangible assets. We will need to generate positive earnings and there can be no assurance that we will ever operate profitably. Accordingly, we must be considered in the development stage. Our success is significantly dependent on the success of our services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a successful agency service or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

If we fail to effectively manage the growth of our company and of our services, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with our agency services, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to assist in our agency services, manage operations and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to implement our business plan or increase our revenues.

The market for our agency services is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new services and technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

In addition, many of our large competitors may offer customers a broader or superior range of services. Some of our competitors may conduct more extensive promotional activities and offer lower agency costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company currently possess. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, services, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers.

Our director and officers are not residents of the United States making the enforcement of liabilities against them difficult.

The director and executive officers reside outside the United States and in the Peoples’ Republic of China. If a shareholder had a desire to sue them for damages, the shareholder would have to serve a summons and complaint. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgment in the foreign jurisdiction where the assets are located.

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

On January 17, 2014, we entered into and closed a share purchase and sale agreement dated January 1, 2014 pursuant to which we sold to four shareholders of our company, namely Stolfin Wong, our former president and director, Eric Lo, our former secretary and director, Hon Ming Tony Wong, and Willie Chan, 100% of the issued and outstanding securities in our wholly owned subsidiary, KWest Alberta. In consideration of the sale of KWest Alberta, the four purchasers tendered to our company for cancellation 3,000,000 common shares in our capital stock and a payment of $100.

Government Regulations

We are not aware of any government regulations which would have a significant impact on our operations.

Employees

Currently, we do not have any employees. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our operations.

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

The first trade of our shares occurred on August 1, 2013 at $0.006. There have been no other trades of our shares.

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

Holders

As of July 22, 2014, there were approximately 63 holders of record of our common stock and 19,500,000 common shares were issued and outstanding.

Our common shares are issued in registered form. VStock Transfer, LLC, 18 Lafayette Place, Woodmere, NY 11598 (212-828-8436) is the registrar and transfer agent for our common shares.

Dividends

Holders of our common stock are entitled to dividends if declared by the board of directors out of funds legally available for payment of dividends. From our inception on December 8, 2009 to April 30, 2014 we did not declare any dividends.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2014 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2014.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2014.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended April 30, 2014 and April 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our audited consolidated financial statements are stated in Canadian Dollars (CDN$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended April 30, 2014, which are included herein.

	Year Ended
	April 30,
	2014		2013
Revenue	$159,075	$	Nil
Cost of goods sold	$127,260	$	Nil
Expenses	$123,568		$21,685
Other items (expenses)	$17,688	$	Nil
Loss from discontinued operations	$10,549		$797,065
Net Income (Loss)	$(81,529)		$(818,750)

Expenses

Our operating expenses for the years ended April 30, 2014 and 2013 are outlined in the table below:

	Year Ended
	April 30,
	2014		2013
Administration fees	$19,688	$	Nil
Consulting fees	$10,500		$5,241
Office and general	$56,942		$5,394
Professional fees	$36,438		$11,050
Total:	$123,568		$21,685

Operating expenses for the year ended April 30, 2014 increased by $101,883 as compared to the year ended April 30, 2013 primarily as a result of increases in administration fees, consulting fees, office and general expenses and professional fees.

Revenue, Net Income and Loss

We had revenues of 159,075 for the year ended April 30, 2014, compared with no revenues for the year ended April 30, 2013.

Our net loss for the year ended April 30, 2014 was $84,614 compared to a net loss of $818,750 during the year ended April 30, 2013. The decrease in net loss is primarily due to increased revenues.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	April 30,
	2014	2013
Current Assets	$87,656	$76,293
Current Liabilities	$164,496	$608,456
Working Capital (Deficit)	$(76,840)	$(532,163)

Our total current assets as of April 30, 2014 were $87,656 as compared to total current assets of $76,293 as of April 30, 2013. The increase was primarily due to an increase from amounts due from related parties.

Our total current liabilities as of April 30, 2014 were $164,496 as compared to total current liabilities of $608,456 as of April 30, 2013. The decrease in current liabilities was primarily attributed to a decrease in discontinued current liabilities.

Cash Flows

	Year Ended
	April 30,
	2014		2013
Net Cash Provided by (Used in) Continuing Operating Activities	$(50,418)		$8,431
Net Cash Provided by (Used in) Continuing Investing Activities	$51,810	$	Nil
Increase (Decrease) in Cash and Cash Equivalents During the Period	$(360)		$(179)

Operating Activities

Cash used in operating activities was $53,418 for the fiscal year ended April 30, 2014 compared to cash provided by operating activities of $8,431 for the fiscal year ended April 30, 2013. The decrease in cash use in operating activities was primarily due to an increase in accounts payable, offset by decreases in net loss, loss from discontinued operations and amounts due from related parties.

Investing Activities

We received cash on the sale of our subsidiary of $110 and cash of $51,700 from the sale of shares of our common stock during the year ended April 30, 2014 compared with $Nil during the year ended April 30, 2013.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$50,000
Management and operating costs	12 months	$100,000
Salaries and consulting fees	12 months	$100,000
General and administrative expenses	12 months	$25,000
Total		$275,000

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $275,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our audited consolidated financial statements is critical to an understanding of our audited consolidated financial statements.

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

Revenue Recognition and Deferred Revenue

Our company recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for gain on sale of land which occurred between related parties, our company followed the following US GAAP policy: when the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and the collection of the funds is reasonably certain.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, management considers liquid investments with an original maturity of three months or less to be cash equivalents. As at April 30, 2014, all cash amounts were deposited in accounts were federally insured.

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

During the year ended April 30, 2014, our company does not possess a derivative instrument, which our company accounts for under this FASB ASC topic.

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

Equipment

Equipment is recorded at cost. Amortization is calculated at the following annual rates:

Furniture and computer equipment – 60 month straight line Leasehold improvements - 21 month straight line

Impairment of Long-Lived Assets

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairments of these types of assets were recognized during the year ended April 30, 2014.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

K. R. MARGETSON LTD.	Chartered Accountants
#210, 905 West Pender Street
Vancouver BC	Tel: 604.641.4450
V6C 1L6	Fax:1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Fuhuiyuan International Holdings Limited:

We have audited the accompanying consolidated balance sheet of Fuhuiyuan International Holdings Limited as of April 30, 2014 and April 30, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years ending April 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we been engaged to perform, an audit of its internal control over financial reporting. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2014 and April 30, 2013 and the results of its operations and changes in comprehensive loss, equity and cash flows for each of the two years ending April 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced losses and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ K. R. MARGETSON LTD.
July 29, 2014

Fuhuiyuan International Holdings Limited
CONSOLIDATED BALANCE SHEETS
As at April 30, 2014 and 2013
Stated in Canadian Dollars

	April 30,	April 30,
	2014	2013
ASSETS
Current
Cash and cash equivalents	$-	$360
Due from related parties - Note 4	87,656	-
Current assets - discontinued	-	75,933
	87,656	76,293
Long term assets – discontinued – Note 3	-	33,445
Total Assets	$87,656	$109,738

LIABILITIES
Current
Accounts payable and accrued liabilities	$163,400	$22,574
Due to related parties – Note 4	1,096	33,704
Current liability – discontinued – Note 3	-	552,178
	164,496	608,456
Long term liability – discontinued – Note 3	-	274,074
Total Liabilities	164,496	882,530

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock – Note 5
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each
Issued 19,500,000 common shares (April 30, 2013 - 15,000,000)	1,950	1,500
Additional paid in capital	107,916	73,261
Accumulated deficit	(189,791)	(879,053)
Accumulated other comprehensive income	3,085	-
	(76,840)	(804,292)
Equity attributable to noncontrolling interest	-	31,500
Total Stockholders' Deficit	(76,840)	(772,792)
Total Liabilities and Stockholders' Deficit	$87,656	$109,738

Fuhuiyuan International Holdings Limited
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended April 30, 2014 and 2013
Stated in Canadian Dollars

	April 30,	April 30,
	2014	2013
Revenues
Sales revenue	$159,075	$-
Cost of goods sold – Note 3	127,260	-
Net Profit	31,815	-
Expenses
Administration fees	19,688	-
Consulting fees	10,500	5,241
Office and general	56,942	5,394
Professional fees	36,438	11,050
	123,568	21,685

Operating loss	(91,753)	(21,685)

Other items	17,688	-

Net loss from continued operations	(74,065)	(21,685)

Loss from discontinued operations	(10,549)	(797,065)

Net loss for the year	(84,614)	(818,750)

Other comprehensive income
Foreign currency translation	3,085	-
Comprehensive loss for the year	(81,529)	(818,750)

Dividend attributable to noncontrolling interest	(1,084)	(2,858)
Comprehensive loss attributed to equity stockholders	$(82,613)	$(821,608)

Basic and diluted loss per share	$(0.004)	$(0.055)

Weighted average number of shares outstanding	18,917,649	15,000,000

Fuhuiyuan International Holdings Limited
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the year ended April 30, 2014 and 2013
Stated in Canadian Dollars

					Accumulated	Equity	Equity
	Common Stock		Additional		Other	attributable	attributable to	Total
			Paid in	Retained	Comprehensive	to Fuhuiyuan	noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Income	shareholders	interest	Equity

Balance, May 1, 2012	15,000,000	$1,500	$73,261	$(57,445)	$-	$17,316	$36,500	$53,816
Redemption of preferred shares	-	-	-	-	-	-	(5,000)	(5,000)
Net loss for the year ended April 30, 2013	-	-	-	(818,750)	-	(818,750)	-	(818,750)

Dividends to noncontrolling interest	-	-	-	(2,858)	-	(2,858)	-	(2,858)

Balance, April 30, 2013	15,000,000	1,500	73,261	(879,053)	-	(804,292)	31,500	(772,792)
Shares issued for 100% of common shares of Fuhuiyuan International Goup (Holdings) Limited	7,500,000	750	49,307	-	-	50,057	-	50,057
Redemption of preferred shares	-	-	-	-	-	-	(26,500)	(26,500)

Sale of subsidiary	(3,000,000)	(300)	(14,652)	774,960	-	760,008	(5,000)	755,008
Comprehensive loss for the year ended April 30, 2014	-	-	-	(84,614)	3,085	(81,529)	-	(81,529)

Dividends to noncontrolling interest	-	-	-	(1,084)	-	(1,084)	-	(1,084)
Balance, April 30, 2014	19,500,000	$1,950	$107,916	$(189,791)	$3,085	$(76,840)	$-	$(76,840)

Fuhuiyuan International Holdings Limited
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended April 30, 2014 and 2013
Stated in Canadian Dollars

	April 30,	April 30,
	2014	2013
Operating activities
Net loss for period	$(84,614)	$(818,750)
Loss from discontinued operation	10,549	797,065
Changes in non-cash working capital balances
Accounts payable	149,515	10,305
Due to (from) related parties	(125,868)	19,811
Net cash from continuing operations	(50,418)	8,431

Investing activities
Cash received on sale of subsidiary	110	-
Cash received on shares issued	51,700	-
Net cash from continuing investing activities	51,810	-

Cash flows from discontinued operations	(1,752)	(8,610)

Increase (decrease) in cash and cash equivalents during the period	(360)	(179)
Cash and cash equivalents, beginning of the period	360	539
Cash and cash equivalents, end of the period	$-	$360

Supplemental information

Interest paid	$-	$-
Income taxes paid	$-	$-

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014

Stated in Canadian dollars

NOTE 1 – NATURE AND CONTINUANCE OF OPERATIONS

Fuhuiyuan International Holdings Limited (“Fuhuiyuan” or the “Corporation”), formerly KWest Investment International Ltd., was incorporated in the state of Nevada, United States on December 8, 2009.

On June 7, 2010, the Corporation acquired KWest Investments & Development Inc. (“KWest Alberta”) of Edmonton, Alberta, Canada as its wholly owned subsidiary. KWest Alberta. was incorporated on September 29, 2008 with its head office located in Edmonton, Alberta, Canada and is specialized in real estate syndication.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes the Company will be able to meet its obligations and continue its operations for its next twelve months. The Company has not had profitable operations for some time, having incurred an accumulated deficit of $879,053 as at April 30, 2013. Although the Company had revenue in fiscal 2014, it still did not generate a profit, and has a working capital deficit of $76,840 as at April 30, 2014. In order to become profitable it must continue to get financial assistance form Qingdao Fuhuiyuan and move its operations in a profitable situation. There is no assurance that this will eventuate. Accordingly, realization value may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. On January 1, 2014, the Corporation sold one of its subsidiaries, KWest Investments & Development Inc (See Note 3).

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

Functional Currency

The Company’s functional currency is the Canadian dollar. All amounts shown on these statements are stated in Canadian dollars.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014

Stated in Canadian dollars

Revenue Recognition and Deferred Revenue

The Corporation recognizes revenue when persuasive evidence of an arrangement exists, shipment has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Customers take ownership at point of sale and bear the costs and risks of delivery. In accounting for gain on sale of land which occurred between related parties, the Company followed the following US GAAP policy: when the asset was sold to another related party, the gain was initially deferred and was recognized only when the related party sells the assets to third parties and the collection of the funds is reasonably certain.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014

Stated in Canadian dollars

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

During the year ended April 30, 2014, the Company does not possess a derivative instrument, which the Company accounts for under this FASB ASC topic.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014

Stated in Canadian dollars

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DISPOSITION OF SUBSIDIARY

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014

Stated in Canadian dollars

As a result of the disposition, the Corporation eliminated the following accounts and amounts from its consolidated balance sheet:

Cash	$29,576
Current assets	52,400
Property and equipment	31,723
Current liabilities	(594,632)
Long-term liabilities	(274,074)
Preferred shares – noncontrolling interest	(5,000)

The asset and liabilities of KWest Alberta as at April 30, 2013 have been reclassified as being from discontinued operations. Similarly, the operations and cash flows from KWest Alberta have been reclassified as being discontinued for both the current periods and the similar period for the previous periods.

NOTE 4 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the year ended April 30, 2014:

		April 30, 2014		April 30, 2013
	Current	Non-Current	Current	Non-Current
Due to related party	$1,096	$-	$148,955	$274,074

Due from related party	$87,656	$-	$-	$-

Current advances from related parties represent advances from a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

Current advances to related parties represent the Corporation advances to a party related to a shareholder. The advances are without interest and have no specified repayment terms.

The following are transaction with related parties for the year ended April 30, 2014:

	April 30, 2014	April 30, 2013
Cost of goods sold	$127,260	$-

Transactions consist of goods purchase from Qingdao Fuhuiyuan.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2014

Stated in Canadian dollars

On August 15, 2013, the Corporation issued 7,500,000 common shares of in exchange for all the outstanding shares of common stock of Fuhuiyuan International.

On January 31, 2014, the Corporation cancelled 3,000,000 common shares of the Corporation as a result of the disposal of its subsidiary (See Note 3).

As at April 30, 2014, there were no warrants or options outstanding.

NOTE 6 - INCOME TAXES

Fuhuiyuan International, the operating company, is registered in the British Virgin Islands (“BVI”) and conducts its operations from that jurisdiction. Currently, there is no income tax in the BVI. On January 17, 2014, the mind and management of Fuhuiyuan moved from Canada to China, with the result that all previous income tax losses were eliminated. The net result is that only $11,134 in losses are attributable to China, where there is the potential for future income taxes to be reduced by losses carried forward. (Currently 5 years.) The components of the future tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows as at April 30, 2014 and 2013:

		2014	2013
Statutory rate		25%	25%

Expected income taxes recovery at the statutory rate	$	(2,784)	$(72,110)
Reversal of previously recognized tax benefit		-	77,000
Adjustments to previous balances		-	(9,583)
Benefit not recognized through increase in valuation allowance		2,784	40,369

Income tax expense (recovery) recognized in the year		$-	$35,676

In prior years, a deferred tax asset was recognized, based on the fact that a portion of the gain on property sales was taken into income for tax purposes prior to its recognition for accounting purposes. However, in the year ending April 30, 2014, this tax paid income was eliminated through the application of a portion of the tax loss incurred in 2014.

The approximate tax effects of each type of temporary differences that gives rise to future tax assets (liabilities) are as follows at April 30, 2014 and 2013:

	2014	2013

Non-capital loss carry forwards	$2,784	$72,109
Equipment and leaseholds	-	1,547
	-	73,656
Less: Valuation allowance	(2,784)	(73,656)

Future tax assets	$-	$-

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures <>were effective.

Management's Annual Report on Internal Control Over Financial Reporting

The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our company’s internal control over financial reporting as of April 30, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of April 30, 2014, our company’s internal control over financial reporting <>was effective for the purposes for which it is intended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Controls

During the period ended April 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On August 1, 2013 we appointed Bowen Dong and Jinglan Dong as directors of our company.

Subsequent to the closing of the share purchase and sale agreement, on January 20, 2014, we accepted the resignations of Stolfin Wong as our president, chief executive officer, chief financial officer, treasurer and director and Eric Lo as our secretary and director. The resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrent with the resignations of Messrs. Wong and Lo, on January 20, 2014, we appointed Jinglan Dong as our president and chief executive officer and Billy Tung as our chief financial officer, treasurer, secretary and director.

On June 18, 2014, Billy Tung resigned as our chief financial officer, treasurer, secretary and director. Mr. Tung’s resignation did not result from any disagreements with our company regarding our operations, policies, practices or otherwise. Our board of directors now consists of Jinglan Dong and Bowen Dong. Our president and chief executive officer, Jinglan Dong will serve as chief financial officer, treasurer and secretary until a successor is appointed.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Jinglan Dong	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	28	August 1, 2013
Bowen Dong	Director	29	August 1, 2013

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

Jinglan Dong – President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Jinglan Dong has acted as a director of our company since August 1, 2013. Ms. Dong and was appointed as our president and chief executive officer on January 20, 2014 and as chief financial officer, treasurer and secretary of our company on June 18, 2014. Jinglan Dong is an entrepreneur based in Hong Kong. Since 2007, Ms. Dong has served as general manager of Qingdao Fuhuiyuan Investment Co. Ltd. Ms. Dong holds a Bachelor’s Degree in International Finance from Shandong Normal University

Bowen Dong – Director

Bowen Dong has acted as a director of our company since August 1, 2013. Bowen Dong is an entrepreneur based in Hong Kong. Mr. Dong served as a police officer of the Qingdao Hong Kong Middle Road Police during 2006 and 2007. Since 2007 he has served as the founding chairman of Qingdao Fuhuiyuan Investment Co. Ltd. Mr. Dong holds a Bachelor’s Degree in Business Management from Hubei University.

Identification of Significant Employees

We have no significant employees, other than Jinglan Dong, our president, chief executive officer, chief financial officer, treasurer, secretary and director.

Family Relationship

Bowen Dong and Jinglan Dong are husband and wife. There are no other family relationships among our officers or directors.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years our ended April 30, 2014 and April 30, 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended April 30, 2014 and April 30, 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jinglan Dong(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Billy Tung(2) Former Chief Financial Officer, Treasurer, Secretary and Director	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Stolfin Wong(3) Former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Eric Lo(4) Former Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Jinglan Dong has acted as a director of our company since August 1, 2013. Ms. Dong and was appointed as our president and chief executive officer on January 20, 2014 and as chief financial officer, treasurer and secretary of our company on June 18, 2014.

(2)	Billy Tung was appointed as chief financial officer, treasurer, secretary and director of our company on January 20, 2014. Mr. Tung resigned from these positions on June 18, 2014.
(3)

Stolfin Wong was appointed as our president, chief executive officer, chief financial officer, treasurer and director on January 29, 2010 and was appointed as secretary March 29, 2011. Mr. Wong resigned as secretary on February 28, 2013 and as president, chief executive officer, chief financial officer, treasurer and director on January 20, 2014.

(4)	Eric Lo was appointed as a director of our company on January 29, 2010 and as secretary on February 28, 2013. Mr. Lo resigned as secretary and director of our company on January 20, 2014.

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

Stock Options/SAR Grants

During our fiscal year ended April 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended April 30, 2014.

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

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 22, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jinglan Dong(2) Suite #204 – 15615 102nd Avenue Edmonton, AB T5P 4X7	Common	Nil	0%
Bowen Dong(3) Suite #204 – 15615 102nd Avenue Edmonton, AB T5P 4X7	Common	Nil	0%
Directors and Officers as a group	Common	Nil	0%
YQ International Group (Holdings) Co. Ltd.(4) 23 Harbour Road Great Eagle Center, 23 Floor Wanchai, Hong Kong	Common	7,500,000	38.46%
Tony Wong(5) 9710 – 66 Avenue Edmonton, AB ^6E 0M3	Common	1,320,250	6.77%
Xiaoyan Dong Room 8, No. 100, Boxing Road, Shibei District, Qingdao City, Shandong Province	Common	1,168,500	5.99%
Jing Zhang Room 6, No. 2005 No. 599 Jiushui East Road, Licang District, Qingdao City Shandong Province	Common	1,151,500	5.90%
Guohai Wang Room 1-3-1 No. 99 Wuyi Road Wafangdian City	Common	1,140,000	5.85%
Stolfin Wong(6) Suite #204 – 15615 102nd Avenue Edmonton, AB T5P 4X7	Common	1,022,000	5.24%
Over 5% Shareholders	Common	13,302,250	68.21%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 22, 2014. As of July 22, 2014, there were19,500,000 shares of our company’s common stock issued and outstanding.

(2)

Jinglan Dong has acted as a director of our company since August 1, 2013. Ms. Dong and was appointed as our president and chief executive officer on January 20, 2014 and as chief financial officer, treasurer and secretary of our company on June 18, 2014.

(3)	Bowen Dong has acted as a director of our company since August 1, 2013.
(4)	Jinglan Dong and Bowen Dong have voting and dispositive control over securities held by YQ International Group (Holdings) Co. Ltd.
(5)	Tony Wong is a director of KWest Alberta, which was our wholly owned subsidiary until January 17, 2014.
(6)	Stolfin Wong resigned as our president, chief executive officer, chief financial officer, treasurer and as director on January 20, 2014.

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

Related Party Transactions

We entered into the following related transaction with related parties with respect of the purchase and sale of land:

On June 15, 2009, we purchased land from 0829436 BC Ltd., a company which is controlled by one of our former officers and directors, Eric Lo, for $1,000,000, which was determined to be the fair market price at the time of purchase. Under the terms of the contract, the sale proceeds are not payable to the transferor until we have received funds from the sale noted below, where it was sold to a related party, who in turn sold it to an unrelated third party. We sold an undivided 90% interest of the land for $1,440,000 to Kimura Lake Estate, a company controlled by our former officers and directors, Eric Lo and Stolfin Wong, among others. The resulting gain of $540,000 was deferred and is being recognized as the transferee sells units of the property and collects the proceeds thereon. The transferee does not have to pay us until it collects funds when the units are sold to unrelated third parties. Eric Lo, our former officer and director, controls and is also one of the directors of 0829436 BC Ltd. Our former officers and directors, Stolfin Wong and Eric Lo, control and are also directors of Kimura Lake Estate Inc.

The following are related party details and balances with such related parties.

Related Party	Ownership % of Party Related to Our Company	Manage- ment of Related Party Shared With Our Company	Total Amount paid to Company by Related Party for the year Ended April 30, 2013	Total Amount Paid to Related Party for the Year Ended April 30, 2013	Total Amount Owed to Related Party by Company for the Year Ended April 30, 2013	Total Amount Owed to Company by Related Party for the Year Ended April 30, 2013	Total Amount paid to Company by Related Party for the year Ended April 30, 2014	Total Amount Paid to Related Party for the Year Ended April 30, 2014	Total Amount Owed to Related Party by Company for the Year Ended April 30, 2014	Total Amount Owed to Company by Related Party for the Year Ended April 30, 2014
Stolfin Wong					$23,106
Eric Lo					$39,907
Tony Wong					$26,224
Jinglan Dong									$1,096
KWest Investments & Development Inc. (“KWest Alberta”)	100% owned by our company									$0(1)
Kimura Lake Estate Inc. (“Kimura Lake”)	Stolfin Wong: 33% ownership Tony Wong: 33% ownership Eric Lo: 17% ownership	Eric Lo – Director Stolfin Wong – Director Tony Wong – Director	$40,000			$952,794(1)				$0(1)

(1)

Represents funds owed to KWest Alberta (our subsidiary) by Kimura Lake for the sale of the Sturgeon County property to Kimura Lake. KWest Alberta is no longer a subsidiary of Fuhuiyuan. KWest Alberta was sold back to its original owners on Jan. 1, 2014.

KWest Alberta charged Kimura Lake Estate a monthly management fee for managing the Sturgeon County property. The commission expenses are charged to Kimura Lake Estate and payable to KWest Alberta’s sales persons who sold the units of undivided interest to investors. KWest Alberta pays consultant fees to our former officer and director, Stolfin Wong, for managing the office and to Tony Wong, a director of KWest Alberta for looking after the sales and marketing department.

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

At the time, Stolfin Wong and Eric Lo were our only promoters, as they were involved in our incorporation, and, other than the related party transactions described above, have not received anything of value directly or indirectly from our company.

On August 1, 2013 we appointed Bowen Dong and Jinglan Dong as directors of our company.

Subsequent to the closing of the share purchase and sale agreement, on January 20, 2014, we accepted the resignations of Stolfin Wong and Eric Lo as officers and directors of our company.

Jinglan Dong and Bowen Dong have not received anything of value directly or indirectly from our company.

Director Independence

We currently act with two directors, consisting of Jinglan Dong and Bowen Dong. We have determined that our directors are not “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended April 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2013 $	April 30, 2014 $
Audit Fees	5,400	$6,500
Audit Related Fees	2,800	$2,000
Tax Fees	Nil
All Other Fees	Nil
Total	8,200	$8,500

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document;

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Share Exchange Agreement with KWest Investments & Development Inc., dated June 7, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(3)	(i) Articles of Incorporation, (ii) Bylaws
3.1	Articles of Incorporation of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
3.3	Bylaws of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on December 13, 2011)
3.4	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2013)
3.3	Certificate of Incorporation for Fuhuiyuan International Group (Holdings) Limited, a British Virgin Islands corporation (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
(10)	Material Contracts

Exhibit	Description
Number
10.1	Land Purchase Agreement dated June 10, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.2	Land Sale Agreement dated June 12, 2009 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)
10.3	Share Exchange Agreement dated August 15, 2013 with Fuhuiyuan International Group (Holdings) Limited and its Selling Shareholders (Incorporated by reference to our Current Report on Form 8-K filed on August 28, 2013)
10.4	International Trading Agency Agreement between with Fuhuiyuan International Group (Holdings) Limited and Qingdao Fuhuiyuan Investment Co. Ltd. (Incorporated by reference to our Current Report on Form 8-K filed on October 31, 2013)
10.5	Share Purchase and Sale Agreement dated January 1, 2014 with KWest Investments & Development Inc., and the Selling Shareholders (Incorporated by reference to our Current Report on Form 8-K filed on January 22, 2014)
(21)	List of Subsidiaries
21.1	Fuhuiyuan International Group (Holdings) Limited, a British Virgin Islands corporation
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Registrant)

Dated: August 1, 2014	/s/ Jinglan Dong
Jinglan Dong
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 1, 2014	/s/ Jinglan Dong
Jinglan Dong
President, Chief Executive Officer, Chief Financial Officer,
Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Dated: August 1, 2014	/s/ Bowen Dong
Bowen Dong
Director