Form 10-Q
period 2014-07-31
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2014-09-22
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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
19,500,000 common shares issued and outstanding as of September 17, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited interim consolidated financial statements for the three months ended July 31, 2014 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED BALANCE SHEETS
Stated in Canadian Dollars
(Unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current
Due from related parties - Note 6	$87,656	$87,656
Total Assets	$87,656	$87,656

LIABILITIES
Current
Accounts payable and accrued liabilities	$187,536	$163,400
Due to related parties – Note 6	1,089	1,096
Total Liabilities	188,625	164,496

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each Issued 19,500,000 common shares (April 30, 2014 - 19,500,000)	1,950	1,950
Additional paid in capital	107,916	107,916
Accumulated deficit	(213,927)	(189,791)
Accumulated other comprehensive income	3,092	3,085
Total Stockholders' Deficit	$100,969)	$(76,840)
Total Liabilities and Stockholders' Deficit	$87,656	$87,656

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three month periods ended July 31, 2014 and 2013
Stated in Canadian Dollars
(Unaudited)

	July 31,	July 31,
	2014	2013
Expenses
Administration fees	$5,775	$1,313
Consulting fees	1,575	-
Office and general	4,139	37,001
Professional fees	12,647	6,666
Total expenses	24,136	44,980
Net loss	(24,136)	(44,980)

Dividend attributable to noncontrolling interest	-	662

Other comprehensive income
Foreign currency translation	7	-
Comprehensive loss	(24,129)	(45,642)

Basic and diluted loss per share	$(0.001)	$(0.003)

Weighted average number of shares outstanding	19,500,000	15,000,000

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 1, 2013 to July 31, 2014
Stated in Canadian Dollars
(Unaudited)

	Common Stock				Accumulated	Equity	Equity
			Additional		Other	attributable to	attributable to	Total
			Paid in	Retained	Comprehensive	Fuhuiyuan	noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Income	shareholders	interest	Equity

Balance, May 1, 2013	15,000,000	$1,500	$73,261	$(879,053)	$-	$(804,292)	$31,500	$(772,792)

Shares issued for 100% of common shares of Fuhuiyuan International Group (Holdings) Limited	7,500,000	750	49,307	-	-	50,057	-	50,057

Redemption of preferred shares	-	-	-	-	-	-	(26,500)	(26,500)

Sale of subsidiary	(3,000,000)	(300)	(14,652)	774,960		760,008	(5,000)	755,008

Comprehensive loss for the year ended April 30, 2014	-	-	-	(84,614)	3,085	(81,529)	-	(81,529)

Dividends to noncontrolling interest	-	-	-	(1,084)	-	(1,084)	-	(1,084)

Balance, April 30, 2014	19,500,000	1,950	107,916	$(189,791)	3,085	(76,840)	-	(76,840)

Comprehensive loss for the period ended July 31, 2014	-	-	-	(24,136)	7	(24,129)	-	(24,129)

Balance, July 31, 2014	19,500,000	$1,950	$107,916	$(213,927)	$3,092	$(100,969)	$-	$(100,969)

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three month periods ended July 31, 2014 and 2013
Stated in Canadian Dollars
(Unaudited)

	Jul-31	Jul-31
	2014	2013
Operating activities
Net loss for period	$(24,136)	$(44,980)

Item not requiring outlay (inflow) of cash
Depreciation	-	861

Changes in non-cash working capital balances
Accounts payable	24,136	45,695
Income taxes receivable	-	3,202
Due to (from) related parties	-	(17,911)
Net cash from operating activities	-	(13,133)

Financing activities
Redemption of preferred shares	-	(10,000)
Dividend	-	(662)
Net cash from financing activities	-	(10,662)

Increase (decrease) in cash and cash equivalents during the period	-	(23,795)
Cash and cash equivalents, beginning of the period	-	24,398
Cash and cash equivalents, end of the period	$-	$603

Supplemental information

Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
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

On January 1, 2014, the Corporation sold one of its subsidiaries, KWest Investments & Development Inc (See Note 5).

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Corporation will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and clarification of assets and liabilities should the Corporation be unable to continue as a going concern. At July 31, 2014, the Corporation has not yet achieved profitable operations and has accumulated losses of $213,927 since inception, both of which cast substantial doubt about the Corporation’s ability to continue as a going concern. The Corporation’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or the financial contributions of its shareholders through related party loans or new equity financing. There is no assurance that any of these events will take place in the next twelve months.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

Stated in Canadian dollars

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

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Corporation’s April 30, 2014 annual consolidated financial statements. Operating results for the three month period ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ended April 30, 2015.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes in accounting policies from those disclosed in the notes to the audited consolidated financial statements for the year ended April 30, 2014.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
(UNAUDITED)

Stated in Canadian dollars

NOTE 5 – DISPOSITION OF SUBSIDIARY

On January 17, 2014, the Corporation closed a Share Purchase and Sale Agreement pursuant to which the Corporation sold to 4 shareholders 100% of the issued and outstanding shares of common stock in its wholly owned subsidiary, KWest Investments & Development Inc. (“KWest Alberta”). In consideration, the 4 purchasers paid $110 ($100 USD) in cash and tendered to the Corporation for cancellation 3,000,000shares of common stock in the Corporation.

As a result of the disposition, the Corporation eliminated the following accounts and amounts from its consolidated balance sheet

Cash	$29,576
Current assets	52,400
Property and equipment	31,723
Current liabilities	(594,632)
Long-term liabilities	(274,074)
Additional paid in capital	(20,389)
Preferred shares – noncontrolling interest	5,000

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended July 31, 2014:

	July 31, 2014		April 30, 2014
	Current	Non-Current	Current	Non-Current
Due to related party	$1,089	$-	$1,096	$-

Due from related party	$87,656	$-	$87,656	$-

Current advances from related parties represent advances from a shareholder, advances from a Corporation with common management and advances from a party related to a shareholder. The advances are without interest and have no specified repayment terms.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2014
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

As at July 31, 2014, there were no warrants or options outstanding.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Fuhuiyuan International Holdings Limited and our wholly-owned subsidiary, Fuhuiyuan International Group (Holdings) Limited, a British Virgin Island corporation, unless otherwise indicated.

General Overview

We were incorporated on December 8, 2009 under the laws of the State of Nevada. We have one wholly-owned subsidiary, Fuhuiyuan International Group (Holdings) Limited, a British Virgin Islands corporation. Our principal executive offices are located at Suite 204, 15615 102 Avenue, Edmonton, Alberta, T5P 4X7. Our telephone number is (780) 756-1668. Our fiscal year end is April 30.

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

As a management company, through KWest Alberta, we were to assist Kimura Lake Estate in syndicating the land through our sales team by splitting the full parcel into separate half acre (1 unit) and one acre (2 units) units of undivided interest with individual land titles issued by the Alberta Government Land Title Office and sold off to land investors. Our 10% interest provided us with 15 units of undivided interest not for syndication and Kimura Lake Estate had 135 units (90%) of undivided interest to syndicate. Once the land was syndicated, our plan was to work with engineers, planners and architects to get all the approvals and plans required, thereby increasing the value of the land. We endeavored to generate revenue in the form of management fees derived from managing syndicated land as well as the sale of subdivided land parcels. However, we did not generate any revenues from our management of the Sturgeon Property.

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

Our Current Business

On August 22, 2013, we entered into a share exchange agreement dated August 15, 2013, with Fuhuiyuan International Group (Holdings) Limited, a British Virgin Islands corporation (“Fuhuiyuan BVI”) and the sole shareholder of Fuhuiyuan BVI, pursuant to which we agreed to purchase 100% of the issued and outstanding securities of Fuhuiyuan BVI in consideration of the issuance of 7,500,000 shares of our common stock (being 33.33% of our issued and outstanding voting securities). On October 31, 2013, we completed the acquisition and Fuhuiyuan BVI began operating as our wholly owned subsidiary. Upon closing, Ms. Jinglan Dong and Mr. Bowen Dong were appointed to our board of directors.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended July 31, 2014, which are included herein.

Our operating results for the three months ended July 31, 2014 and 2013 are summarized as follows:

		Three Months Ended
		July 31,
		2014		2013
Revenue	$	Nil	$	Nil
Cost of goods sold	$	Nil	$	Nil
Administration fees		$5,775		$1,313
Consulting fees		$1,575	$	Nil
Depreciation	$	Nil		$861
Office and general		$4,139		$28,642
Professional fees		$12,647		$6,666
Rent	$	Nil		$7,498
Net Income (Loss)		$(24,136)		$(44,980)

For the three months ended July 31, 2014, our net loss decreased by $20,844 as compared to the three months ended July 31, 2013 to $24,136. Our expenses decreased primarily due to the decrease of office and general expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 30,
	2014	2014
Current Assets	$87,656l	$87,656
Current Liabilities	$188,625	$164,496
Working Capital (Deficit)	$(100,969)	$(76,840)

Our total current assets as of July 31, 2014 were $87,656 as compared to total current assets of $87,656 as of April 30, 2014. Our total current liabilities as of July 31, 2014 were $188,625 as compared to total current liabilities of $164,496 as of April 30, 2014. The increase in current liabilities was primarily attributed to the increase in accounts payable.

Cash Flows

		Three Months Ended
		July 31,
		2014		2013
Net Cash Provided by (Used in) Operating Activities	$	Nil		$(13,133)
Net Cash Provided by (Used in) Investing Activities	$	Nil	$	Nil
Net Cash Provided by (Used in) Financing Activities	$	Nil		$(10,662)
Increase (Decrease) in Cash and Cash Equivalents During the Period	$	Nil		$(23,795)

Operating Activities

Cash used in operating activities during the three months ended July 31, 2014 increased from $13,133 compared to cash used in operating activities for the three months ended July 31, 2013 to $90,778 which was primarily due to an increase in accounts payable.

Investing Activities

Cash provided by investing activities during the three months ended July 31, 2014 increased from $Nil for the three months ended July 31, 2013 to $90,778 which was primarily due to a related party advancement made during the quarter.

Financing Activities

There were no financing activities during the three month period ended July 31, 2014.

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

Critical Accounting Policies

The summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are the representations of our company’s management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with the instructions to form 10-Q, and therefore, do not included all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Our company's significant accounting policies are more fully described in Note 2 to the audited consolidated financial statements contained in our company's Annual Report on Form 10-K for the year ended April 30, 2014. There were no material changes to our company's significant accounting policies or the estimates made pursuant to those policies during the most recent quarter.

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

Item 1A.	Risk Factors

As a “small reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement with KWest Investments & Development Inc., dated June 7, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

(3)	(i) Articles of Incorporation, (ii) Bylaws

3.1	Articles of Incorporation of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

Exhibit	Description
Number

3.2	Certificate of Amendment filed with the Nevada Secretary of State on January 8, 2010 (Incorporated by reference to our Registration Statement on Form S-1 filed on August 16, 2011)

3.3	Bylaws of KWest Investment International Ltd. (Incorporated by reference to our Registration Statement on Form S-1 filed on December 13, 2011)

3.4	Certificate of Amendment (Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2013)

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

FUHUIYUAN INTERNATIONAL HOLDINGS
LIMITED
(Registrant)

Dated: September 19, 2014	/s/ Jinglan Dong
Jinglan Dong
President, Chief Executive Officer, Chief Financial
Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)