Form 10-Q
period 2014-10-31
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2014-12-15
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
[X] YES      [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] YES      [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.

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

19,500,000 common shares issued and outstanding as of December 11, 2014.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited interim consolidated financial statements for the three and six months ended October 31, 2014 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED BALANCE SHEETS
Stated in Canadian Dollars
(Unaudited)

	October 31,	April 30,
	2014	2014
ASSETS
Current
Due from related parties - Note 6	$-	$87,656
Total Assets	$-	$87,656

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,212	$163,400
Due to related parties – Note 6	114,643	1,096
Total Liabilities	118,855	164,496

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each Issued 19,500,000 common shares (April 30, 2014 - 19,500,000)	1,950	1,950
Additional paid in capital	107,916	107,916
Accumulated deficit	(231,774)	(189,791)
Accumulated other comprehensive income	3,053	3,085
Total Stockholders' Deficit	$(118,855)	$(76,840)

Total Liabilities and Stockholders' Deficit	$-	$87,656

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and six month periods ended October 31, 2014 and 2013
Stated in Canadian Dollars
(Unaudited)

	Three Months End October 31,		Six Months End October 31,
	2014	2013	2014	2013
Revenues
Sales revenue	$-	$155,565	$-	$155,565
Cost of goods sold	-	124,452	-	124,452
Net Profit	-	31,113	-	31,113

Expenses
Administration fees	3,150	4,200	8,925	5,513
Consulting fees	-	-	1,575	-
Office and general	4,570	10,708	8,709	37,803
Professional fees	10,127	19,943	22,774	29,998
Total expenses	17,847	34,851	41,983	73,314

Net loss from continued operations	(17,847)	(3,738)	(41,983)	(42,201)
Loss from discontinued operations	-	(4,454)	-	(11,633)

Net loss	(17,847)	(8,192)	(41,983)	(53,834)
Other comprehensive income
Foreign currency translation	(39)	596	(32)	596
Comprehensive loss	$(17,886)	$(7,596)	$(42,015)	$(53,238)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	19,500,000	21,346,154	19,500,000	18,138,587

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period ended October 31, 2014
Stated in Canadian Dollars
(Unaudited)

	Common Stock				Accumulated	Equity	Equity
			Additional		Other	attributable to	attributable to	Total
			Paid in	Retained	Comprehensive	Fuhuiyuan	noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Income	shareholders	interest	Equity
Balance, May 1, 2013	15,000,000	$1,500	$73,261	$(879,053)	$-	$(804,292)	$31,500	$(772,792)
Shares issued for 100% of common shares of Fuhuiyuan International Goup (Holdings) Limited	7,500,000	750	49,307	-	-	50,057	-	50,057
Redemption of preferred shares	-	-	-	-	-	-	(26,500)	(26,500)

Sale of subsidiary	(3,000,000)	(300)	(14,652)	774,960	-	760,008	(5,000)	755,008
Comprehensive loss for the year ended April 30, 2014	-	-	-	(84,614)	3,085	(81,529)	-	(81,529)
Dividends to noncontrolling interest	-	-	-		-	(1,084)	-	(1,084)
				(1,084)
Balance, April 30, 2014	19,500,000	1,950	107,916	(189,791)	3,085	(76,840)	-	(76,840)
Comprehensive loss for the period ended October 31, 2014	-	-	-	(41,983)	(32)	(42,015)	-	(42,015)
Balance, October 31, 2014	19,500,000	$1,950	$107,916	$(231,774)	$3,053	$(118,855)	$-	$(118,855)

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six month periods ended October 31, 2014 and 2013
Stated in Canadian Dollars
(Unaudited)

	Six Months End October 31,
	2014	2013
Operating activities
Net loss for period	$(41,983)	$(53,834)
Loss from discontinued operations	-	11,633
Changes in non-cash working capital balances
Accounts payable	(159,220)	37,060
Due to (from) related parties	87,656	-
Net cash from continuing operations	(113,547)	(5,141)

Financing activities
Related party advance	113,547	1,096
Net cash from continuing financing activities	113,547	1,096

Cash flows from discontinued operations	-	3,685

Increase (decrease) in cash and cash equivalents
during the period	-	(360)
Cash and cash equivalents, beginning of the period	-	360
Cash and cash equivalents, end of the period	$-	$-

Supplemental information

Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
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

On January 1, 2014, the Corporation sold one of its subsidiaries, KWest Investments & Development Inc (See Note 5).

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and clarification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2014, the Company has not yet achieved profitable operations and has accumulated losses of $231,774 since inception, both of which cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or the financial contributions of its shareholders through related party loans or new equity financing. There is no assurance that any of these events will take place in the next twelve months.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(UNAUDITED)

Stated in Canadian dollars

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s April 30, 2014 annual consolidated financial statements. Operating results for the six month period ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ended April 30, 2015.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014
(UNAUDITED)

Stated in Canadian dollars

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended October 31, 2014:

	October 31, 2014		April 30, 2014
	Current	Non-Current	Current	Non-Current
Due to related party	$114,643	$-	$1,096	$-

Due from related party	$-	$-	$87,656	$-

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

As at October 31, 2014, there were no warrants or options outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended October 31, 2014, which are included herein.

Our operating results for the three and six months ended October 31, 2014 and 2013 are summarized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenue	$-	$155,565	$-	$155,565

Cost of goods sold	$-	$124,452	$-	$124,452
Administration fees	$3,150	$4,200	$8,925	$5,513
Consulting fees	$-	$-	$1,575	$-
Office and general	$4,570	$10,708	$8,709	$37,803
Professional fees	$10,127	$19,943	$22,774	$29,998
Loss from discontinued operations	$-	$4,454	$-	$11,633
Net Income (Loss)	$(17,847)	$(8,192)	$(41,983)	$(53,834)

For the three months ended October 31, 2014, our net loss increased by $9,655 as compared to the three months ended October 31, 2013. For the six months ended October 31, 2014, our net loss decreased by $11,851 as compared to the six months ended October 31, 2013. The increase of our net loss for the three months ended October 31, 2014 was primarily due to that we had no revenue in our operations during the period.

Liquidity and Financial Condition

Working Capital

	At	At
	October 31,	April 30,
	2014	2014
Current Assets	$-	$87,656
Current Liabilities	$118,855	$164,496
Working Capital (Deficit)	$(118,855)	$(76,840)

Our total current assets as of October 31, 2014 were $nil as compared to total current assets of $87,656 as of April 30, 2014. Our total current liabilities as of October 31, 2014 were $118,855 as compared to total current liabilities of $164,496 as of April 30, 2014. The increase in our working capital deficiency was primarily attributed to the decrease in current assets.

Cash Flows

	Six Months Ended
	October 31,
	2014	2013
Net Cash Used in Operating Activities	$(113,547)	$(5,141)
Net Cash Provided by Financing Activities	$113,547	$1,096
Cash Flows from Discontinued Operations	$-	$3,685
Increase (Decrease) in Cash and Cash Equivalents During the Period	$-	$(360)

Operating Activities

Cash used in operating activities during the six months ended October 31, 2014 increased to $113,547 compared to cash used in operating activities for the six months ended October 31, 2013 of $5,141 which primarily due to the increase in accounts payable.

Investing Activities

There were no investing activities during the three months ended October 31, 2014.

Financing Activities

Cash provided by financing activities during the six months ended October 31, 2014 increased to $113,547 compared to cash provided by financing activities for the six months ended October 31, 2013 of $1,096 which was primarily due to related party advance.

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

If we are not able to generate or raise the full $175,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on expanding our operations, particularly with our subsidiary, Fuhuiyuan BVI.

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

(21)	List of Subsidiaries
21.1	Fuhuiyuan International Group (Holdings) Limited, a British Virgin Islands corporation
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Registrant)

Dated: December 15, 2014	/s/ Jinglan Dong
Jinglan Dong
President, Chief Executive Officer, Chief Financial
Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)