Form 10-Q
period 2015-01-31
FUHUIYUAN INTERNATIONAL HOLDINGS Ltd
filed 2015-03-11
CIK 1527974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________________ to ________________________

Commission File Number 333-176350

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit D, 30/F, Tower 2, Metro City, Phase 2,
Tseung Kwan O, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(852) 5398 1722
(Registrant’s telephone number, including area code)

Suite 204, 15615 102 Avenue, Edmonton, Alberta, Canada, T5P 4X7
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
19,500,000 common shares issued and outstanding as of March 10, 2015.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited interim consolidated financial statements for the three and nine months ended January 31, 2015 form part of this quarterly report. All currency references in this report are to Canadian dollars unless otherwise noted.

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED BALANCE SHEETS
Stated in Canadian Dollars
(Unaudited)

	January 31,	April 30,
	2015	2014
ASSETS
Current
Due from related parties - Note 6	$-	$87,656
Total Assets	$-	$87,656

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,285	$163,400
Due to related parties – Note 6	121,517	1,096
Total Liabilities	125,802	164,496

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Authorized 100,000,000 common shares, voting, par value $.0001 each 90,000,000 preferred shares, par value $.0001 each Issued 19,500,000 common shares	1,950	1,950
Additional paid in capital	107,916	107,916
Accumulated deficit	(238,577)	(189,791)
Accumulated other comprehensive income	2,909	3,085
Total Stockholders' Deficit	(125,802)	(76,840)

Total Liabilities and Stockholders' Deficit	$-	$87,656

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three and nine month periods ended January 31, 2015 and 2014
Stated in Canadian Dollars
(Unaudited)

	Three Months End January 31,		Nine Months End January 31,
	2015	2014	2015	2014
Revenues
Sales revenue	$-	$-	$-	$160,365
Cost of goods sold	-	-	-	128,292
Net Profit	-	-	-	32,073

Expenses
Administration fees	2,888	4,725	11,813	10,238
Consulting fees	-	10,500	1,575	10,500
Office and general	(1,465)	16,337	7,244	54,140
Professional fees	5,380	4,923	28,154	34,921
Total expenses	6,803	36,485	48,786	109,799

Operating loss	(6,803)	(36,485)	(48,786)	(77,726)
Other income - gain on sale of property to related party	-	17,688	-	17,688

Net loss from continued operations	(6,803)	(18,797)	(48,786)	(60,038)
Loss from discontinued operations	-	-	-	(10,549)
Net loss	(6,803)	(18,797)	(48,786)	(70,587)
Other comprehensive income
Foreign currency translation	(144)	5,428	(176)	4,104
Comprehensive loss	$(6,947)	$(13,369)	$(48,962)	$(66,483)

Basic and diluted loss per share	$(0.0003)	$(0.0009)	$(0.0024)	$(0.0037)

Weighted average number of shares outstanding	19,500,000	21,521,739	19,500,000	19,059,847

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period ended January 31, 2015
Stated in Canadian Dollars
(Unaudited)

	Common Stock				Accumulated	Equity	Equity
			Additional		Other	attributable to	attributable to	Total
			Paid in	Retained	Comprehensive	Fuhuiyuan	noncontrolling	Shareholders'
	Shares	Amount	Capital	Earnings	Income	shareholders	interest	Equity
Balance, May 1, 2013	15,000,000	$1,500	$73,261	$(879,053)	$-	$(804,292)	$31,500	$(772,792)
Shares issued for 100% of common shares of Fuhuiyuan International
Goup (Holdings) Limited	7,500,000	750	49,307	-	-	50,057	-	50,057

Redemption of preferred shares	-	-	-	-	-	-	(26,500)	(26,500)

Sale of subsidiary	(3,000,000)	(300)	(14,652)	774,960	-	760,008	(5,000)	755,008
Comprehensive loss for the year ended April 30, 2014	-	-	-	(84,614)	3,085	(81,529)	-	(81,529)

Dividends to noncontrolling interest	-	-	-	(1,084)	-	(1,084)	-	(1,084)
Balance, April 30, 2014	19,500,000	1,950	107,916	(189,791)	3,085	(76,840)	-	(76,840)
Comprehensive loss for the period ended January 31, 2015	-	-	-	(48,786)	(176)	(48,962)	-	(48,962)
Balance, January 31, 2015	19,500,000	$1,950	$107,916	$(238,577)	$2,909	$(125,802)	$-	$(125,802)

See Accompanying Notes

Fuhuiyuan International Holdings Ltd.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine month periods ended January 31, 2015 and 2014
Stated in Canadian Dollars
(Unaudited)

	Nine Months End January 31,
	2015	2014
Operating activities

Net loss for period	$(48,962)	$(70,587)

Loss from discontinued operations	-	10,549

Changes in non-cash working capital balances

Accounts payable	(159,115)	54,897

Due to (from) related parties	208,077	-

Net cash from continuing operations	-	(5,141)

Financing activities

Related party advance	-	1,096

Net cash from continuing investing activities	-	1,096

Cash from discontinued operations	-	3,685

Increase (decrease) in cash and cash equivalents during the period	-	(360)

Cash and cash equivalents, beginning of the period	-	360

Cash and cash equivalents, end of the period	$-	$-

See Accompanying Notes

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
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

Fuhuiyuan International was a newly formed trading company and that had recently entered into an agency agreement with Qingdao Fuhuiyuan Investment Co. Ltd. (“Qingdao Fuhuiyuan”) in which Qingdao Fuhuiyuan appointed Fuhuiyuan International to act as its international agent to sell Qingdao Fuhuiyuan’s products, including cosmetics, jewelry, fashion clothing and accessories. Fuhuiyuan International collects payments made by overseas customers on behalf of Qingdao Fuhuiyuan and oversees all related activities and expenditures. In addition, Fuhuiyuan International handles all affairs relating to overseas transportation, customs declaration, customs clearance and payment of taxes.

On January 1, 2014, the Corporation sold one of its subsidiaries, KWest Investments & Development Inc (See Note 5).

These consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and clarification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2015, the Company has not yet achieved profitable operations and has accumulated losses of $237,177 since inception, both of which cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or the financial contributions of its shareholders through related party loans or new equity financing. There is no assurance that any of these events will take place in the next twelve months.

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(UNAUDITED)

Stated in Canadian dollars

NOTE 2 – INTERIM REPORTING

The interim condensed consolidated financial statements, which include the Corporation and its subsidiary, Fuhuiyuan International Group (Holdings) Limited, are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated. These financial statements include 100% of the assets, liabilities, and net income or loss of its wholly-owned subsidiary.

While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s April 30, 2014 annual consolidated financial statements. Operating results for the nine month period ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ended April 30, 2015.

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

FUHUIYUAN INTERNATIONAL HOLDINGS LIMITED
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(UNAUDITED)

Stated in Canadian dollars

NOTE 5 – DISPOSITION OF SUBSIDIARY

On January 17, 2014, the Corporation closed a Share Purchase and Sale Agreement pursuant to which the Corporation sold to 4 shareholders 100% of the issued and outstanding shares of common stock in its wholly owned subsidiary, KWest Investments & Development Inc. (“KWest Alberta”). In consideration, the 4 purchasers paid $110 ($100 USD) in cash and tendered to the Corporation for cancellation 3,000,000 shares of common stock in the Company.

As a result of the disposition, the Corporation eliminated the following accounts and amounts from its consolidated balance sheet:

Cash	$29,576
Current assets	52,400
Property and equipment	31,723
Current liabilities	(594,632)
Long-term liabilities	(274,074)
Additional paid in capital	(20,389)
Preferred shares – noncontrolling interest	5,000

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

The following are related transaction balances with related parties for the period ended January 31, 2015:

	January 31, 2015		April 30, 2014
	Current	Non-Current	Current	Non-Current
Due to related party	$121,517	$-	$1,096	$-

Due from related party	$-	$-	$87,656	$-

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

As at January 31, 2015, there were no warrants or options outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended January 31, 2015, which are included herein.

Our operating results for the three and nine months ended January 31, 2015 and 2014 are summarized as follows:

		Three Months Ended				Nine Months Ended
		January 31,				January 31,
		2015		2014		2015	2014
Revenue	$	Nil	$	Nil	$	Nil	$160,365

Cost of goods sold	$	Nil	$	Nil	$	Nil	$128,292
Administration fees		$2,888		$4,725		$11,813	$10,238
Consulting fees	$	Nil		$10,500		$1,575	$10,500
Office and general		$(1,465)		$16,337		$7,244	$54,140
Professional fees		$5,380		$4,923		$28,154	$34,921
Loss from discontinued operations	$	Nil	$	Nil	$	Nil	$10,549
Net Income (Loss)		$(6,803)		$(18,797)		$(48,786)	$(70,587)

For the three months ended January 31, 2015, our net loss decreased by $11,994 as compared to the three months ended January 31, 2014. The decrease of our net loss for the three months ended January 31, 2014 was primarily due to lower expenses.

For the nine months ended January 31, 2015, our net loss decreased by $21,801 as compared to the nine months ended January 31, 2014. The decrease of our net loss for the nine months ended January 31, 2014 was primarily due to lower expenses.

Liquidity and Financial Condition

Working Capital

		At	At
		January 31,	April 30,
		2015	2014
Current Assets	$	Nil	$87,656
Current Liabilities		$125,802	$164,496
Working Capital (Deficit)		$(125,802)	$(76,840)

Our total current assets as of January 31, 2015 were Nil as compared to total current assets of $87,656 as of April 30, 2014. Our total current liabilities as of January 31, 2015 were $125,802 as compared to total current liabilities of $164,496 as of April 30, 2014. The increase in our working capital deficiency was primarily attributed to the decrease in current assets and the increase in the amount due to related parties.

Cash Flows

		Nine Months Ended
		January 31,
		2015	2014
Net Cash Provided by (Used in) Operating Activities	$	Nil	$(5,141)
Net Cash Provided by (Used in) Financing Activities	$	Nil	$1,096
Cash Flows from Discontinued Operations	$	Nil	$3,685
Increase (Decrease) in Cash and Cash Equivalents During the Period	$	Nil	$(360)

Operating Activities

Cash used in operating activities during the nine months ended January 31, 2015 decreased to $nil compared to cash used in operating activities for the nine months ended January 31, 2014 of $5,141 which is primarily due to the increase in the amount due to related parties.

Investing Activities

There were no investing activities during the nine months ended January 31, 2015.

Financing Activities

There were no financing activities during the nine months ended January 31, 2015 compared to cash provided by financing activities for the nine months ended January 31, 2014 of $1,096. The increase is primarily due to due to related party advance.

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

(21)	List of Subsidiaries
21.1	Fuhuiyuan International Group (Holdings) Limited, a British Virgin Islands corporation
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUHUIYUAN INTERNATIONAL HOLDINGS
LIMITED
(Registrant)

Dated: March 11, 2015	/s/ Jinglan Dong
Jinglan Dong
President, Chief Executive Officer, Chief Financial
Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)